Form 10-Q
period 2000-09-30
TEK DIGITEL CORP
filed 2000-11-14
CIK 1069231

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                          -------------------------

                                 FORM 10-QSB

(MARK ONE)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                      COMMISSION FILE NUMBER 000-31213


                           TEK DIGITEL CORPORATION
                           -----------------------
         (Name of small business issuer as specified in its charter)

             WYOMING                                   84-1465503
             -------                                   ----------
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

                     20030 CENTURY BOULEVARD, SUITE 201
                         GERMANTOWN, MARYLAND 20874
                         --------------------------
                  (Address of principal executive offices)

                               (301) 916-7600
                               --------------
                         (Issuer's telephone number)

                  ----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [x] No


As of September 30, 2000, 22,954,500 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [x] No

                          TEK DIGITEL CORPORATION

                                FORM 10-QSB

                                   INDEX


PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 2000
                and December 31, 1999.......................................1

             Consolidated Statement of Operations for the Three and
                Nine Months Ended September 30, 2000 and 1999...............2

             Consolidated Statement of Cash Flows for the Nine Months
                Ended September 30, 2000 and 1999...........................3

             Notes to Consolidated Financial Statements.....................4

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................7

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.............................................12

Item 2.      Changes in Securities and Use of Proceeds.....................12

Item 3.      Defaults Upon Senior Securities...............................12

Item 4.      Submission of Matters to a Vote of Security Holders...........12

Item 5.      Other Information.............................................12

Item 6.      Exhibits and Reports on Form 8-K..............................12

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          TEK DIGITEL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)


                                                 December 31,    September 30,
                                                    1999             2000
                                                    ----             ----
Assets

Current Assets:
   Cash                                          $   477,682      $   323,081
   Accounts receivable                                34,385          135,713
   Inventory                                         371,432          462,591
   Prepaid expenses and other current assets         171,563           70,799
                                                 -----------      -----------
      Total Current Assets                         1,055,062          992,184
Property and equipment, net                           66,877           88,547
   Other assets                                      102,973          121,532
                                                 -----------      -----------
                                                 $ 1,224,912      $ 1,202,263
                                                 ===========      ===========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                              $   169,873      $   349,729
   Accrued expenses                                   89,223          259,721
   Unearned revenue                                  269,200                -
                                                 -----------      -----------
Total Current Liabilities                            528,296          609,450
                                                 -----------      -----------
Commitments and Contingencies                              -                -
Stockholders' Equity:
   Preferred Stock, no par value, 20,000,000
     shares authorized, of which 2,100,000 has
     been designated as convertible Series A
     voting preferred stock.  At both
     December 31, 1999 and September 30, 2000,
     2,066,667 shares of convertible Series A
     voting preferred stock were issued and
     outstanding.                                    435,798          435,798
   Common stock no par value, 50,000,000 shares
     authorized, 18,949,500 and 22,954,500
     shares issued and outstanding at
     December 31, 1999 and September 30, 2000,
     respectively.                                 3,362,353        5,562,853
   Other - stock options                             631,325          654,242
   Deferred compensation                            (343,438)        (195,926)
   Accumulated deficit                            (3,389,422)      (5,864,154)
                                                 -----------      -----------
Total Stockholders' Equity                           696,616          592,813
                                                 -----------      -----------
                                                 $ 1,224,912      $ 1,202,263
                                                 ===========      ===========

     See accompanying notes to the consolidated financial statements.


TEK DIGITEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              For the three months ended            For the nine months ended
                                                   September 30,                         September 30,
                                              1999                  2000            1999                 2000
                                              ----                  ----            ----                 ----
Revenues:
   Product sales                         $    33,414           $   420,111    $     41,214         $    616,101
   License revenue                           100,000                     -         150,000                    -
   Contract sales                              8,000                     -           8,000                    -
                                         -----------           -----------    ------------         ------------
      Total revenue                          141,414               420,111         199,214              616,101
                                         -----------           -----------    ------------         ------------

Operating expenses:
   Cost of sales                              37,873               312,292          46,322              465,762
   Sales and marketing                       199,602               285,850         331,274              746,060
   General and administrative                117,595               329,593         466,448              976,241
   Research and development                  215,716               284,779         823,881              925,948
                                         -----------           -----------    ------------         ------------
      Total operating expenses               570,786             1,212,514       1,667,925            3,114,011
                                         -----------           -----------    ------------         ------------

Loss from operations                        (429,372)             (792,403)     (1,468,711)          (2,497,910)

Other income (net)                                 -                 5,618               -               23,178
                                         -----------           -----------    ------------         ------------

Net loss                                 $  (429,372)          $  (786,785)   $ (1,468,711)        $ (2,474,732)
                                         ===========           ===========    ============         ============

Net loss per share:
   Basic and diluted                     $     (0.03)          $     (0.04)   $      (0.10)        $      (0.11)
                                         ===========           ===========    ============         ============
   Weighted average common shares
     Outstanding                          14,528,305            21,566,124      14,528,305           21,566,124
                                         ===========           ===========    ============         ============


See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      1999             2000
                                                      ----             ----

Cash Flows From Operating Activities
Net loss                                         $ (1,468,711)    $ (2,474,732)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                        11,547           27,431
   Amortization of deferred compensation               63,809          147,512
   Issuance of common stock to employees
     for services                                       3,150                -
   Stock options issued for services                  182,676           22,917
   Changes in operating assets and liabilities
      Increase in accounts receivables                (18,755)        (101,328)
      Increase in inventory                          (292,301)         (91,159)
      (Increase) decrease in prepaids and
         other current assets                        (116,850)         100,764
      Decrease (increase) in other assets              33,800          (18,559)
      Increase in accounts payable                    368,751          179,856
      Increase in accrued expenses                     26,349          170,498
      Increase (decrease) in unearned revenue         274,600         (269,200)
                                                 ------------     ------------

Net cash used in operating activities                (931,935)      (2,306,000)
                                                 ------------     ------------
Cash Flows From Investing Activities

Purchases of property and equipment                   (15,119)         (49,101)
                                                 ------------     ------------

Cash Flows From Financing Activities

Proceeds from issuance of common stock units          548,127                -
Proceeds from the exercise of stock purchase
   Warrants                                           413,795        2,200,000
Proceeds from exercise of stock options                 3,250              500
                                                 ------------     ------------

Net cash provided by financing activities             965,172        2,200,500
                                                 ------------     ------------

Net change in cash and cash equivalents                18,118         (154,601)

Cash at beginning of year                             136,379          477,682
                                                 ------------     ------------

Cash at end of year                                 $ 154,497        $ 323,081
                                                 ============     ============


See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(Unaudited)


1 - BASIS OF PRESENTATION

The Company is a state-of-the-art technology company that develops and manufactures internet access devises used by service providers to offer integrated voice/data services to the small and medium business and SOHO marketplace. In addition, the Company has developed the software and services necessary to help them deploy and manage these devises and offer sophisticated voice services to their customers.

TEK DigiTel Corporation (the "Company") was formed as ATC Group LLC in December 1995. In July 1998, the Company merged with and into ATC Group, Inc. a wholly-owned subsidiary of Diversified Technologies, Inc. (Diversified). The merger was in effect a re verse acquisition, and was accounted for as a recapitalization. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ATC Group, Inc. (ATC Inc.). Intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 1999 audited financial statements included with the Company's filing on Form 10-SB filed with the Securities and Exchange Commission on August 2, 2000 and amended on October 18, 2000. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

As shown in the accompanying financial statements, the Company has incurred operating losses since its inception, and has accumulated a deficit of $5,864,154 at September 30, 2000. The Company's continued existence is dependent upon its ability to develop profitable operations, successfully introduce its products to market and if necessary, obtain additional financing to fund future operations. An existing investor in the Company currently holds exercisable warrants for the purchase of an additional 2,000,000 shares of the Company's common stock for $1,300,000. Management believes that this investor will exercise this warrant during 2000, even though it does not expire until August 2001. In addition, management believes that cash on hand, proceeds from the warrants exercised during the nine months ended September 30, 2000, detailed in Note 2 below, and cash flow from operations will be sufficient to meet its operating needs through December 31, 2000, even without the exercise of the currently outstanding warrant.

2 - STOCKHOLDERS' EQUITY

On October 18, 1999, the Company entered into a Private Placement Agreement for the sale of 2,000,000 units under an exemption from registration provided by Regulation S with an individual for $0.50 per unit. Each unit consists of one share of the Company's common stock, and four warrants, Class D, E, F, and G exercisable at various dates through August 31, 2001. The Class D and Class E warrants are exercisable at $0.50 per share, the class F warrant is exercisable at $0.60 per share, and the class G warrant is exercisable at $0.65 per share.

As of September 30, 2000, this investor had exercised the Class D, E and F warrants, investing an additional $3,200,000 for the purchase of 6,000,000 shares. The outstanding Class G warrant is currently exercisable.

On September 11, 2000, the Company terminated its President, Mr. DiCarlo, and three consultants. In connection with the termination of these individuals, the Company extended the expiration period of previously vested options for the purchase of 333,334 shares of its common stock, exercisable at $0.10 per share for

300,000 shares and $0.60 for 33,334 shares, for one year. The Company considers the modification to the terms of these vested options to have created a new measurement date. As such, the Company recorded additional compensation expense of approximately $39,000 representing the difference between the calculated fair market value, using the Black-Scholes model, for these options, less an amount previously expensed at $153,000.

In addition, the Company extended the vesting period for options to purchase up to 1,950,000 shares of its common stock previously granted to Mr. DiCarlo and another consultant for one year. These options vest only on the achievement of certain quarterly sales goals that the Company does not currently believe will be achieved during the one year extension. As such, due to the contingent nature of the vesting of these options, the Company has recorded no related compensation expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements made by our management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate" and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced losses since its inception. Although we expect operating results to improve, there can be no assurances that we will not experience adverse results of operation in the future.

Our common stock is currently traded on the Pink Sheets, a service operated by the National Quotation Bureau's Electronic Quotation Service under the trading symbol "TEKI". On August 2, 2000 the Company filed a Form 10-SB, which included audited financial statements. Upon approval of our Form 10-SB by the Securities and Exchange Commission we will request Nasdaq to reinstate our listing on the OTC Bulletin Board.

On the following pages we present management's discussion and analysis of financial condition and results of operations. You should read this information in conjunction with our consolidated financial statements and notes included in our Form 10-SB regist ration statement, as amended. The following financial review is presented on a consolidated basis and is intended to provide a comparison of our financial performance for the nine-month periods ended September 30, 2000 and 1999.

OVERVIEW

TEK DigiTel Corporation, formerly known as Diversified Technologies, Inc., is a Wyoming corporation with a limited operating history. Our wholly-owned Maryland operating subsidiary, ATC Inc., was incorporated in June 1998 to facilitate the merger with and conversion of ATC LLC into a corporate entity. We are a hardware technology equipment developer that provides integrated communication solutions for the small to medium size enterprise and small office/home marketplace. By integrating traditional PBX technology with data routing, the latest advances in VoIP technology and sophisticated Linux based server technology, we are producing Internet access devices used by the new generation of service providers to deploy integrated voice, fax and data services to their customers.

We have a limited operating history on which to base an evaluation of our business and prospects. Similar to other companies in their early stages of development, and particularly for companies in the rapidly evolving technology industry, our prospects must be considered in light of the risks frequently encountered. We set forth what we believe to be the risks in the "Risk Factor" section of the Form 10-SB and 10-SB/A we filed with the Commission, to which the reader is referred. To address these risks, we must, among other things, successfully continue to develop and execute our business and marketing plan, continue to expand and otherwise improve our products, and increase our operating infrastructure. We can provide no assurances that we will be successful in addressing the risks we face, and the failure to do so could prevent us from being successful.

The following table lists in chronological order, some of the major milestones we have accomplished during the evolution of our company and our products. The table is not meant to be all-inclusive, but merely serves to highlight our progress.

    DATE                       MAJOR MILESTONE

December 1995    Formed ATC LLC, the predecessor company to TEK DigiTel.

February 1998    Completed the prototype of our router product.  Installed, for evaluation and alpha field trial purposes, our first
                 V-Server iGATE product, in Mongolia.

July 1998        ATC LLC merged with Diversified Technologies, Inc., changed its name to TEKDigiTel and became a public company listed on the OTC BB.

February 1999    Completed our first prototype of the V-Server iGATE product.
                 Installed, for evaluation and field trial purposes, our first V-Server iGATE product in Asia.

March 1999       First beta test of the iGATE product initiated in North
                 America, Canada and several European countries.

May 1999         Began sales of our V-Server products.

July 1999        Entered into a business relationship with ePHONE in which
                 ePHONE agreed to purchase 500 of our iGATE products.

October 1999     Launched the Pronto service package to help ISP's and CLEC's deploying iGATE massively.

November 1999    Beta test initiated in Asia including Taiwan, Hong Kong,
                 China and New Zealand.

September 2000   Beta test completed in most of the countries participating.
                 Announced OfficeBuilder product with embedded PBX function.

July 2000        Latest software version released. Ready for mass deployment of iGATE product.

August 2000      Filed SEC Form 10-SB in order to become an SEC-reporting
                 company and to regain our listing on the OTC BB.

August 2000      Delivered the last of the 500 iGATES ordered by ePHONE in
                 July 1999.

August 2000      ePHONE placed purchase order for 1,000 additional iGATES.

September 2000   Arelnet placed an order for 5,000 iGATES.

We incurred net operating losses in each period since our inception; and, we expect to incur additional losses for the foreseeable future, primarily as a result of our building the corporate infrastructure necessary for continued product development and enhancement, for increased sales and marketing efforts and for research activities. As of September 30, 2000, we had accumulated a deficit of approximately $5,864,000.

We believe that our success depends, in large part, on our ability to create market awareness and acceptance for our products, raise additional operating capital to grow operations, build technology infrastructures and continue product research and development.

Currently, our primary source of revenues is from the sale of our V-Server products. We are also investigating other applications for the V-Server products and marketing channels. The principal end-users of our products and solutions are small and medium enterprise users. We strategically partner with Internet service providers, including traditional and new telecommunications carriers, in order to distribute our products to the end-users.

We also maintain a direct sales organization, OEM relationships and value added resellers for sales targets other than service providers.

Since the introduction of our V-Server products to market, we have generated a significant percentage of our revenues through several of our strategic partners, including ePHONE, Centrecom and Arelnet. We are currently highly dependent upon the sales of our products to a small number of customers.
Our sales to ePHONE, Centrecom and Arelnet, three of our major customers, represented 80% of our product sales revenue during the nine months ended September 30, 2000.

We believe that our current dependency on a few customers is due to the recent introduction of our V-Server products to market. We are planning to restructure and expand our direct sales force and develop an indirect sales channel, targeting VARs and OEMs. We also plan to continue to expand our global distribution channels. We currently have strategic alliances with Centrecom, ePHONE, DialDigital and Centrepoint Technologies; and, we intend to continue to pursue additional relationships with other companies in the future.

The market for our products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of our products by customers and end-users is critical to our success and ability to generate revenues.

RECENT DEVELOPMENTS

Our primary focus in the first nine months of 2000 was to finalize the development of the manufacturing methods that enable us to achieve high volume production (in excess of 5,000 units per month). In addition, we significantly expanded our marketing effort on establishing the Pronto brand awareness and reseller readiness. We anticipate incurring increasing sales and marketing costs during the future. We have also conducted product field trials in additional countries in Asia, Europe and South America.
This effort is time consuming, but necessary, since the local telecommunication environment may be quite different from country to country.

We developed the Pronto brand package, which includes all the essential materials, such as a business plan and marketing collateral, to enable a service provider to launch a telephony service. In addition, we established agreements with telephone resellers like Centrecom and ePHONE to bundle their services with our solution. We plan to work with our current telephony service partners, Centrecom, NexBell, ePHONE, Spiritec and ACS Compro to offer Pronto services to all ISPs interested in selling voice services.

The first prototype of the PBX version of the product, OfficeBuilder, a co-development with Centrepoint Technologies, is currently being tested. We expect this product to move into commercial production in the fourth quarter of 2000. Initial customer trials are scheduled in the fourth quarter of 2000.

In addition to minor enhancements to these platforms, we plan to undertake the development of a new base platform which will be capable of supporting up to 30 VoIP calls simultaneously. This development is targeted for the fourth quarter of 2000.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

We recorded revenues from product sales of $616,101 and $41,214 for the nine month periods ended September 30, 2000 and 1999, respectively. Units purchased during the nine months ended September 30, 1999 were purchased primarily to evaluate our product.

During the nine months ended September 30, 2000, the majority of our product sales were generated through our direct sales organization. As discussed above, we are in the process of expanding our sales and marketing efforts and our global distribution channels through the development of indirect sales channels and the expansion of our direct sales force.

Our cost of product sales for the nine months ended September 30, 2000 was $465,762 and our gross margin for that period was $150,339. During the nine months ended September 30, 1999, our cost of product sales exceeded our sales revenue by $5,108. Our initial negative gross margin was due to an immature production process which we have since corrected.

We use contract manufacturers for the assembly of our products. As such, the focus of our employees and equipment is not on our manufacturing process but on research and development and quality control. We have used several manufacturers in the past and believe there are many manufacturers that can assemble our products. We do not have any fixed or long-term agreements for the assembly of our products. The contract manufacturer charges us on a per unit basis for assembly and quality control functions, which we include in our costs of sales.

During 2000, as we increased the number of units we produced, we recognized cost savings from the purchase of larger quantities of component parts and from a general maturing of the production process.

Our sales and marketing expenses for the nine months ended September 30, 2000 and 1999 were $746,060 and $331,274, respectively. The increase in sales and marketing expenses in all periods was primarily due to the expansion of the Company's sales and marketing staff related to the introduction of our products to market. We anticipate that our sales and marketing expenses will continue to increase in future periods as we continues to build our direct sales force and expand our distribution channels and marketing activities. In September 2000, we decided to relocate our sales and marketing function from Canada to our Maryland office and we terminated all of our sales and marketing consultants located in Canada, including Mr. Rocco DiCarlo, our President. We do not believe that the termination of these individuals will have an impact on our future sales or marketing efforts.

Our general and administrative expenses for the nine months ended September 30, 2000 and 1999 were $976,241 and $466,448, respectively. The increase in general and administrative expenses during 2000 was due to the expansion of our corporate infrastructure primarily through the addition of personnel, as well as increased legal and accounting fees incurred in preparation of our Form 10-SB and amendments thereto. While we anticipate professional fees will decrease in the future as a percent of revenue, we expect overall, that our general and administrative costs will continue to increase in 2000 and beyond, as we implement our business plan and expand our employee base.

Following our costs related to payroll and related expenses, the greatest costs we incurred during the nine months ended September 30, 2000, was related to legal and accounting fees incurred in the preparation of the necessary documentation to comply with the NASD's OTC BB eligibility rules and the filing of our Form 10-SB and amendments thereto. We expect our legal and accounting costs to decrease from those incurred in the first nine months of 2000.

Our research and development expenses for the nine months ended September 30, 2000 and 1999 were $925,948 and $823,881, respectively. We are continuing to expend efforts on the development efforts on our V-Server products. We anticipate that research and development expenses will increase in future periods as we expand our existing research and development programs in order to enhance our products and develop new products.

We did not make any provision for federal or state income taxes for the period from our inception due to our operating losses. At September 30, 2000 and 1999, we had net operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.
                                    10

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sales of equity securities in private placements; and, since that date through September 30, 2000, we have raised approximately $4,700,000. During the nine months ended September 30, 2000, we sold 4,005,000 shares of our common stock for $2,200,500. As of September 30, 2000, we had $323,081 in cash. We currently have no bank loans or any available lines of credit for our use.

Net cash used in operating activities during the nine months ended September 30, 2000 and 1999 was $2,306,000 and $931,935, respectively. The net cash used in operating activities was related to our expansion and funding of our research and development and sales and marketing activities as well as our corporate infrastructure.

Net cash used in investing activities during the years ended September 30, 2000 and 1999 was $49,101 and $15,119, respectively, for the purchase of computer and test equipment and office furniture.

Net cash provided by financing activities for the nine months ended September 31, 2000 was $2,200,500. The proceeds during this period resulted from an individual who exercised the Class E and F warrants for 4,000,000 shares and the exercise of stock options by employees for the purchase of 5,000 shares of common stock for $500.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $965,172. The proceeds during this period resulted from (i) the sale of 1,125,000 common stock for $548,127, (ii) the exercise of stock options by employees for the purchase of 32,500 shares of common stock for $3,250, and (iii) the exercise of previously issued common stock purchase warrants for 2,377,024 shares of our common stock for $413,795.

We have no material commitments other than those under office and equipment operating leases. As a result of the expansion of our research and development and sales and marketing activities, capital expenditures may increase in future periods primarily due to the purchase of computer and test related equipment. Based on our present plans and assumptions, our current cash balances will not be sufficient to enable us to sustain our current and planned operations for the next 12 months. As such, we will require additional funding to continue operations at planned levels for the next 12 months. Additional funding, whether obtained through public or private debt or equity financing or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us. Failure to secure additional financing, if and when needed, may have a material adverse effect on our business, financial condition and results of operations.

We may, until we become financially self-sufficient, need to moderate our activities to fit the funds we have available. We anticipate the proceeds from the sale of the currently outstanding warrants will be sufficient to fund all of our equipment purchases and operating capital requirements for at least the next year.

We are currently generating positive cash flow from the sale of our iGATE products before overhead allocation. As we expand our sales and marketing efforts to sell our V-Server family of products and services, we have begun to generate additional revenues and believe that our revenues will continue to increase as we implement our business plan.

We currently lease, and plan to continue to lease, all facilities. During the remainder of 2000, we anticipate that our capital expenditures for laboratory and diagnostic equipment, software licenses and prototypes of our products under development will be approximately $370,000.

NEW ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for our fiscal year ending December 31, 2001. We do not currently hold any derivatives and do not expect this pronouncement to materially impact our results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The application of the SAB did not have a material impact on our financial statements, however, certain SEC staff interpretations of the SAB have not been published and may have an effect on the applicability of the SAB in relation to our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. We do not expect that the adoption of this interpretation will have a material impact on our financial statements.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings - None.

Item 2.  Changes in securities and use of proceeds - None.

Item 3.  Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

A.       Exhibits

         Exhibit No.        Description
         -----------        -----------
         27.1               Financial Data Schedule (filed herewith).

B.       Reports on Form 8-K:

         None



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            TEK DigiTel Corporation
            (Registrant)


By:        /s/ Enghe Chimood                   Date:  November 14, 2000
           ---------------------------
           Enghe Chimood, President
           and Chief Executive Officer