Form 10KSB
period 2000-12-31
TEK DIGITEL CORP
filed 2001-03-29
CIK 1069231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended: December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________________ to _____________

Commission file number: 000-31213

                             TEK DigiTel Corporation
                 (Name of Small Business Issuer in its charter)

                   Wyoming                                        84-1465503
------------------------------------------------      ---------------------------------

(State or other jurisdiction of incorporation or      (IRS Employer Identification No.)
               organization)

         20030 Century Blvd. Suite 201
              Germantown, Maryland                               20874
--------------------------------------------------    --------------------------
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (301) 916-7600
                           --------------

Securities to be registered pursuant to Section 12(b) of the Act:

           (Title of Class)           Name of each exchange on which registered
     ----------------------------     -----------------------------------------
                None                                    None

Securities to be registered under Section 12 (g) of the Act:

        (Title of Class)              Name of each exchange on which registered
   -------------------------------    -----------------------------------------
     Common shares, no par value                        None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer had revenues of $890,260 for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5,101,777 as of February 28, 2001 (based on the closing price of such common equity).

The issuer has not been involved in a bankruptcy proceeding during the past five years.

As of February 28, 2001 there were 24,956,500 shares of the registrant's common stock, no par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits to Registrant's Registration Statement on Form 10-SB, Registration No. 000-31213, filed with the Securities and Exchange Commission on August 2, 2000, and as amended by Amendment No. 1 on October 18, 2000, Amendment No. 2 on November 15, 2000, and Amendment No. 3 on December 21, 2000, are incorporated by reference herein, as stated under Part III, Item 13(a).

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

PART I
Item 1.           Description of Business                                               5
Item 2.           Description of Property                                               22
Item 3.           Legal Proceedings                                                     22
Item 4.           Submission of Matters To a Vote of Security Holders                   22

PART II

Item 5.           Market for Common Equity and Related Shareholder Matters              23
Item 6.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                        25
Item 7.           Financial Statements                                                  40
Item 8.           Changes In and Disagreements with Accountants on Accounting
                       and Financial Disclosure                                         55

PART III

Item 9.           Directors, Executive Officers, Promoters, and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act                   55
Item 10.          Executive Compensation                                                58
Item 11.          Security Ownership of Certain Beneficial Owners and Management        61
Item 12.          Certain Relationships and Related Transactions                        65
Item 13.          Exhibits and Reports on Form 8-K                                      66

SIGNATURES                                                                              68

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this annual report are not based on historical facts, but are intended to be forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or similar terminology, or by discussions of strategy. These statements reflect the reasonable judgment of our management with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs or goals will not change. Our actual results could be very different from, and worse than, our expectations for various reasons, including factors that may affect future results discussed in Management's Discussion and Analysis or Plan of Operations. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, an SEC-reporting company that identifies forward-looking statements and warns investors that actual results could differ materially from those in the forward-looking statements, will not be liable for any private action arising under the Securities Act of 1933 based on such forward-looking statements.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Our Organization

         TEK DigiTel Corporation is a Wyoming business corporation. Our principal executive office is located at 20030 Century Boulevard, Suite 201, Germantown, Maryland 20874, and our telephone number is (301) 916-7600. Our stock is currently quoted on the National Association of Securities Dealers, Inc.'s (NASD) Over-the-Counter Electronic Bulletin Board (OTC BB) under the trading symbol TEKI.

         We were originally formed in Maryland in 1995 as ATC Group L.L.C. (ATC
LLC) to develop, manufacture and market a line of communications access products for networks. On July 6, 1998, we merged into ATC Inc., a Maryland corporation that was formed by its parent Diversified Technologies, Inc. solely to facilitate this merger transaction. Prior to the merger, Diversified Technologies, Inc. was a non-reporting OTC BB-listed company, with no substantial assets or liabilities and no operations. We merged with Diversified Technologies, Inc. in order to obtain that listing. As a result of the merger, all of the assets, liabilities and operations of ATC LLC were merged into ATC Inc., and Diversified Technologies, Inc. changed its name to TEK DigiTel Corporation. For accounting purposes, the merger of ATC LLC with Diversified Technologies, Inc. was accounted for as a recapitalization of ATC LLC, with ATC LLC being treated as the acquiror (reverse acquisition). We recorded the assets of ATC LLC, which at the time of the merger consisted primarily of cash, totaling $145,339 and liabilities totaling $14,473, at their historical book value.

         Also, pursuant to the merger agreement, the members of ATC LLC became our officers, directors and majority stockholders. On July 6, 1998, we issued 6,200,000 shares of common stock and 2,066,667 shares of Series A Voting Convertible Preferred Stock to the members of ATC LLC in exchange for 100% of their ownership interest in ATC LLC. Our business development, as described below, essentially commenced on July 6, 1998.

         Glocom, Inc., Enghe Chimood, Si Tsong Chang, Thomas W. Yang and Ke-ou Chao formed ATC LLC. Since our inception, we have developed and marketed proprietary products and technologies known as the V-Server family of products. These products incorporate both software and hardware technologies originally designed and developed by ATC LLC, as more fully described later in this annual report.

Our Business

         We develop equipment for use by individuals and small businesses that converts analog voice data to a digital format suitable for network transmission using standard Internet Protocols (IP). The equipment, known as a "gateway," consists of proprietary computer hardware and software that connects a standard telephone to the Internet or other digital network. This Voice over IP (VoIP) technology allows users to transmit all of their voice and fax communications using the Internet, instead of the conventional telephone network.

         Most Internet telephony system suppliers focus on developing large carrier grade IP gateway systems because their inherent business model assumes that the existing analog telephone infrastructure, the Public Switched Telephone Network (PSTN), will remain the primary network to the home/small business. While these other Internet telephony providers continue to develop large centralized VoIP solutions that rely on the PSTN, we believe that the accelerating growth of high speed, higher bandwidth Internet connections to homes and small businesses and of wireless telephones will lead to a decentralized communications model. Permanent Internet connections to homes and small businesses will be as ubiquitous as the telephone is today. As a result, we focus on developing customer premise equipment (CPE) located at the home or office. Our solutions currently eliminate some regulatory issues, and simplify network management.

         We target our products to a new breed of telecommunications companies that base their telecommunications structure on the Internet by offering Internet connectivity and VoIP as their primary solutions, as opposed to traditional service providers that base delivery on the conventional telephone network. We believe that many of today's Internet service providers (ISPs), which provide Internet access to business and residential customers, will evolve into this type of telecommunications company. Our products will allow these new telecommunications companies to provide a full suite of Internet and telephony services quickly and economically.

Industry Background

         Since the inception of VoIP technology in 1995, the whole industry has gone through a growth pattern that started from the hobbyist stage, price arbitrage stage, infrastructure building stage and into the recent IP-based application development stage.

         When IP telephony was first introduced in 1995, voice quality was poor and it was only available in the form of PC-to-PC connections. To make a call, both the sender and the recipient needed to be on-line. To eliminate these inconveniences, PC to phone communication was introduced in 1996. While this eliminated the need for both users to be on-line, voice quality improvement was minimal. It was not until 1997, with the introduction of PSTN-to-IP gateways, that users were able to make calls from phone-to-phone using IP networks with high voice quality. Allowing users to make long-distance calls over the Internet, without either party having to be connected to a PC, launched the IP telephony industry and led to the consensus among industry experts that IP telephony had finally achieved widespread viability.

         At the same time, the impact of deregulation, competition and the Internet has created a turbulent revolution in the telecommunications industry. Fueled by the allure of free or inexpensive long-distance communications, IP telephony sits at the heart of the turbulence. It is seen as an attractive and relatively easily penetrable, rapidly growing market. Many countries, facing the growth of Internet, are seriously considering legalizing the Internet telephony services, such as China and India.

         Starting in 1998, a number of large corporations or carriers started the deployment of large VoIP gateways along with the bandwidth providers building high-speed IP based backbone network. During this time, the application of VoIP was centered around the large gateway system based applications, for instance, the pre-paid calling card telephone service utilizing IP backbone connections. Carriers or backbone bandwidth providers have also invested in the pavement of high-speed fiber optics based network connections. This infrastructure building further stimulated the acceptance of VoIP. The end-user gateway equipment situated at the customer site were more or less neglected or under-served.

         To date, market growth in IP telephony equipment has primarily been focused in central office gateway equipment for use by:

         o Competitive access providers, which provide exchange access services in competition with established local exchange carriers; and

         o Internet service providers, which provide residential customers and businesses access to the Internet.

         This trend led to the establishment of networks with managed quality of service standards, known as Managed IP Telephony Networks. These standards assure that sufficient bandwidth is available to transfer time-sensitive data in an efficient manner, thereby resulting in better voice quality. Voice data requires this type of quality assurance because it must be transmitted continuously and in order. Companies such as Cisco Systems, Northern Telecom, and Lucent Technologies are the leading companies in the industry and have been targeting the larger carriers.

         However, as the central office type VoIP infrastructure building effort matures, a clear indication exists that the focus is shifting to the CPE gateways or Integrated Access Devices (IAD) for both data and voice transmission.

         A significant challenge facing service providers as they build their managed IP telephony network infrastructure is being able to provide seamless services to consumers. Using the carrier grade gateways located remotely at the network operator's site, subscribers originating voice calls on IP telephony networks must dial a local access number, enter a personal identification number, wait for authorization, and finally enter their destination telephone number. This process is inefficient and has limited the widespread adoption of VoIP technology. Consequently, service providers are seeking to make their networks transparent to the user and/or indistinguishable between placing calls over conventional phone lines (PSTN) and VoIP calls. To achieve the requisite level of transparency, it is necessary to extend the IP telephony access point to customers' sites, rather than requiring consumers to use conventional phone lines to obtain access. The customer premise VoIP gateway is the tool that achieves this level of transparency. We believe it represents a growth area within the VoIP gateway market.

         We also believe that for ISPs to successfully offer IP telephony services, they must convert voice to data right at the customer's premise. This is primarily due to the ISP's lack of expertise of managing a telephone infrastructure. By converting voice traffic to data at the customer's premise, the ISP can continue to offer the same service they offer today with minimal additional resources, equipment and expertise.

         For instance, the CPE gateway will allow service providers to deliver IP telephony access to commercial customers via dedicated VoIP lines that connect directly to a customer's private branch exchange (PBX) system. A private branch exchange is a private telephone system, usually located on a customer's premises, connected to a common group of lines from one or more central offices to provide service to a number of individual phones, such as in a hotel, business or government office. The CPE gateway will route PBX traffic across a wide area network connection to a router at the service provider's site. From there, the traffic proceeds to the backbone VoIP network.

         Certain carriers utilize wireless communication devices together with the VoIP CPE devices to implement VoIP network in order to serve multi-tenant buildings for cost saving and fast to market purposes. Other Internet Service Providers or Competitive Local Exchange Carriers (CLEC) are rolling out high speed access services based on ADSL, ISDN or cable modem connections. On top of that, new services based on VoIP such as Virtual PBX, unified messaging and Internet FAX are being offered. VSAT or leased line based Virtual Private Network (VPN) users are also interested in the VoIP CPE devices so that they can further reduce their internal telephony cost. All together, they are stimulating the demands for VoIP CPE devices.

Our Strategy

         Our strategy is to become the leading supplier of Internet access devices, including CPE gateways, capable of supporting telephony and data services to small and medium-sized enterprise users and small office and home office (SOHO) users. A key element of this strategy is to partner with Internet telephony service providers (ITSPs) who wish to provide a full suite of services similar to services provided by conventional telecommunications companies, and to deliver a comprehensive telecommunications solution to these companies. (ITSPs are Internet service providers that have added telephony services to their service portfolio.)

     o    Strategic Relationships with Telephony Service Providers

          Rather than developing our own PSTN-to-IP gateway services, we develop business relationships with telephony service providers like Centrecom to enable them to sell 1-800 access, unified messaging, conferencing and global long distance services using our VoIP platform.

     o    Strategic Relationship with OEM partners

          We work closely with companies whose businesses are highly related to VoIP communication industries in the form of Original Equipment Manufacturer (OEM) arrangements. These companies can normally provide their worldwide distribution channels for our product.

     o    Provisioning and Management Server

          Provisioning is the process of preparing the VoIP device for its intended operation. For instance, the device must be configured with a set of proper parameters tailored to the networking environment, before it is installed at the customer site and ready for operation. Provisioning and management are critical for enabling small and medium-sized ITSPs to deliver these integrated VoIP services without any additional technical and infrastructure resources. The unique ability of the provisioning and management server helps ITSPs to deploy and manage a large number of CPE VoIP gateways in a cost effective manner. Our server-based architecture uses a Linux based provisioning server. Linux is a UNIX-derived, open-source computer operating system normally used for servers and workstations and seen by many as an attractive alternative to Sun and Microsoft platforms.

     o    Expand Distribution Worldwide

          We believe the largest market for Internet telephony today is outside the United States due to the high cost of traditional telephony services in these areas. We plan to focus in particular on the Asian and Pacific Rim markets.

          The following table represents examples of normal phone rates using traditional telephony services from the United States and various Asian countries to various destination countries:

                                Call from the       Call From        Call From
                                United States        Japan             Taiwan
                                -------------       ---------        ---------
                 To France          $0.17             $1.93            $0.84
                 -------------  -------------       ---------        ---------
                 To Egypt            0.50              3.30             1.27
                 -------------  -------------       ---------        ---------
                 To China            0.59              1.63             0.77
                 -------------  -------------       ---------        ---------
                 To Hong Kong        0.34              1.67             0.71
                 -------------  -------------       ---------        ---------

     o    Establish Leadership in Auto Install and Activation Technology

          The single largest impediment to a broad acceptance of this technology is the complexity of installing and activating CPE VoIP gateways. We believe we have developed leading edge technology that will enable these devices to be as easy to install as traditional telephones. We will continue to enhance this technology and believe we can maintain market leadership in this area.

Our Products

         We manufacture a line of VoIP gateway devices, our V-Server(R) product line, designed to allow ITSPs to deliver a variety of voice, data and fax services to the small to medium-sized and SOHO user using the Internet and the conventional telephone network. These services include local and long-distance voice connectivity, enhanced voice features such as voice mail, unified messaging and fax transmission, as well as basic Internet data access for multiple users at a single site. "V-Server" is our registered trademark.

         We have also developed a number of personal computer (PC) client and server-based provision/management tools to allow the gateway devices to be configured and managed to support the interconnection of users across public Internet or private corporate Intranets. We plan to continue the development of more features for a more powerful family of servers providing long-distance telephone service over the Internet.

         The V-Server products integrate basic voice telephony features with IP routing and state-of-the-art VoIP technology that enables telephone and fax calls to be made over the public Internet or any private IP infrastructure. Although the products are designed to inter-operate with all existing central office H.323 IP gateways and gatekeepers, the products can be deployed within a private IP network and operate among themselves. H.323 is an International Telecommunications Union standard that describes what protocols will be used in VoIP communications.

         The V-Server products are designed for use with a wide variety of Internet access services, including:

          o    Integrated Services Digital Networks (ISDNs);
          o    Wireless telephones;
          o    Digital Subscriber Loops (DSLs); and
          o    Cable modem delivery.

         An ISDN is a digital replacement for the standard analog telephone system that uses conventional telephone lines but provides end-to-end digital connections. DSLs are a family of local loops, or cabling between customer sites and the service provider's offices, that provide a higher bandwidth connection. According to a Computer Economics study, "Cable modem users will grow from 5.7 million installed systems in 2000 to 27.6 million systems in 2005. Between 2000 and 2005, the installed base of DSL lines will increase from 2.4 million to 13.8 million."

         With its rich feature set, the current V-Server line of products allows service providers and enterprises to integrate VoIP technology with other Internet solutions. To continue the support to our customer, we plan to enhance our current product line with additional higher performance platforms as well as enhanced telephony and data functionality.

Technology Deployed

While V-Server represents a number of products with platforms that differ in terms of the capacity, performance, price levels and features supported, they all incorporate to some degree the following key technologies:

         o IP Routing - Connecting a single computer workstation to the Internet is a fairly simple proposition for the ISP and normally involves installing a stand alone or internal modem card to the computer. However, when the environment changes to the multiple workstations connected through the Local Area Network (LAN) normally found in a small and medium-sized business, a device that can provide a connection between the LAN and Internet is required. This device is called a "router". The router function also enables the sharing of a single IP address provided by the ISP among all the LAN computers and performs traffic prioritization functions in order to protect delay-sensitive traffic such as voice.

         o Voice over IP - The VoIP gateway functionality included in the V-Server products provides an interface between the traditional voice world and the Internet. The gateway encodes the analog voice signal from attached telephone equipment, converts it to a digital format and then bundles it into the IP which is used to transport all traffic through the Internet. Two gateways located at geographically distant locations, both connected to the Internet, can be used to facilitate a telephone call or fax connection without the need for conventional voice lines.

         o Voice Switching - While normally found in the switches used by the service provider to construct the PSTN and Private Branch Exchange (PBX), voice switching is the ability to intelligently route voice/fax phone calls based upon the selected destinations and the available network resources. The ability for business users, in a common facility, to share a set of PSTN lines to initiate and receive phone calls, transfer calls, utilize voice mail, have calls screened by an Interactive Voice Response (IVR) mechanism and automatically select lower cost long distance services are necessary efficiency tools in today's environment. An IVR is a telecommunications computer that interacts with the caller and provides options as varied as looking up account balances, selecting long distance service providers, or playing a pre-recorded announcement for the caller.

         o Gatekeeper Support - As in any other technology area, the VoIP world has a set of existing and evolving standards for communication between devices created by different vendors. One of the most critical areas is interaction between the VoIP gateway that handles the actual traffic and the gatekeeper that enables the call to occur. The gatekeeper regulates access to the network. It helps VoIP gateways locate each other and may be involved in setting up, managing and disconnecting the call. In addition to the basic function of facilitating call connections among multiple IP gateways, the gatekeeper is a critical element in providing usage monitoring and customer billing information. As such, interoperability with the gatekeeper is an important element in any VoIP gateway. V-Server supports H.323 gatekeeper that is currently the most utilized in the VoIP industry. The support of other VoIP gatekeeper protocols is also planned in the near future.

         o Provisioning Tools - The large-scale deployment of CPE devices presents a number of issues for a service provider. To deliver a competitively priced offering, it is often necessary to control the cost of installing and managing this pool of distributed equipment. Key factors in reducing these costs are tools that eliminate the need for the service provider to actually visit the customer site. Features that enable customer installation of the product, including pre-configuration and self-configuration, are very important, as are management solutions that enable centrally located technicians to install/diagnose CPE equipment without traveling to the customer's location. A number of tools, including Simple Network Management Protocol (SNMP), Telnet, and File Transport Protocol (FTP), are available to allow devices to be monitored and controlled across the Internet by a centralized computer. In addition, ease of use features such as transparent dialing reduce the need for training on the part of the actual users and have a positive effect on reducing support costs and increasing profitability.

V-Server Products

         The V-Server Router/Gateway provides the physical connection between Internet and the analog telephony equipment including telephone handset and the PSTN. In addition to VoIP gateway functionality, each V-Server includes full IP routing support to provide traffic control, including voice traffic prioritization, and firewall protection. A firewall is a security program that prevents unauthorized access. The IP router also allows more than one computer to share the IP address provided by the ISP. The V-Server can be configured locally or remotely using a standard touchtone telephone. These V-Server devices are listed below:

         o V-Server iGATE and iPRO - All iGATE and iPRO devices have an Ethernet Local Area Network (LAN) port to connect to the local computers of an office's network. Ethernet is the most common technology used today for connecting multiple computers in networks. For Internet access our iGATE supports ISDN Basic Rate Interface (BRI) or an external modem connection. On the voice or telephony interface, it supports two (iGATE) and four
                  (iPRO) analog voice ports. Each one of the analog ports can be configured for PSTN connection or for a standard analog telephone. The iGATE and iPRO can also be ordered in a gateway-only version (no direct Internet interface) to connect telephones to a corporate LAN.

         o V-Server Dual Ethernet - Similar to the iGATE and iPRO with two and four voice ports and a local Ethernet connection, the Dual Ethernet V-Server provides an additional Ethernet port. It is focused on broadband services and can be directly connected to DSL, wireless or cable modems via the additional Ethernet port. The ability of the product to be customer-installed on an existing broadband access link makes the V-Server Dual Ethernet especially attractive to service providers wishing to avoid the expense of a "re-installation" visit to their customer sites to add voice support. Many features are supported to make this Dual Ethernet product attractive to the cable modem and DSL modem users for their VoIP needs.

         o V-Server OfficeBuilder - Combining advanced voice switching with the IP gateway and routing functionality, the OfficeBuilder allows a small office to optimize its communications budget. The basic OfficeBuilder supports four phone extensions, two PSTN connections and four simultaneous VoIP calls. Multiple OfficeBuilders can be connected via a LAN to support more phone extensions and PSTN connections. Users can also utilize its advanced call handling features including Call Transfer, Call Forward, Hold, Music on Hold, Unified Messaging and more. We are ready to begin field beta testing of this product in the second quarter of 2001.

         o V-Server iPOTS - We are working jointly with Formosa Industrial Computing Corporation (FIC) of Taiwan to develop an advanced IP phone system. The iPOTS is a stand-alone internet accessible telephone set. It has been designed to integrate voice/data devices for the small and medium size business user. We also believe that the iPOTS has residential applications. Installed at the users location, the iPOTS telephone set enables the user to be connected to a single platform for both voice and data applications. Our responsibilities are to design the software architecture, leveraging our experience gained in creating our other products. Formosa Industrial Computing Corporation's focus is on hardware development and manufacturing. We anticipate our market introduction of the iPOTS in late 2001 or early 2002.

Provisioning Tools

These are a set of software tools designed to assist V-Server product's configuration, installation and management:

         o Dynamic Dialing Administrator (DDA) - V-Server Gateways support a unique "Dual Registration" mode enabling them to selectively route VoIP calls using either a conventional H.323 gatekeeper or our own DDA technology on a call-by-call basis. The Linux-based DDA is a software program that resides in a server computer which enables the offloading of the processing of V-Server-to-V-Server calls from the stand alone gatekeeper. The DDA enables the service provider to deliver enhanced voice services not currently supported by today's H.323 gatekeepers. The DDA is focused on enhancing, but not replacing H.323 gatekeepers. Features of the DDA include:

                  o Phone Directories - Allow user to register and maintain a list of phone numbers with calling group ID, area code, country code and name; also provide usage history reports.

                  o ISDN Wake-up - Notifies users with ISDN dialup services of incoming VoIP calls. Once notified, a user's iGATE device can dial up the connection and receive the call.

                  o Virtual Calling Groups - Clusters of V-Server devices can be grouped into smaller calling groups that restrict who can call and be called. Tiered service offerings with different rate structures can be constructed using calling groups of different sizes.

                  o Free Calling Areas - With this feature service providers can offer their customers free calling plans to commonly called destinations as part of a small business package. A group of distributed V-Servers can "host" phone calls to specified destinations allowing a provider to easily construct and administer free calling packages to differentiate their offerings from generic ISP competitors.

                  o Service Partitioning (Virtual ITSPs) - To support partnerships between the primary voice provider and the ISP reseller, our DDA server provides the ability to partition a block of users to be independently administered by the ISP reseller.

                  o Authentication Server - This feature enables the administrator to require authentication, e.g., personal identification number and pass code, before allowing an iGATE to process a call.

                  o Call Detail Records (CDR) Collection - DDA collects the call detail records from each iGATE for ultimate billing process. The reports contain information on IP-called addresses, phone numbers called, length of time called and data packets generated/received.

                  o Software/Configuration Management - DDA enables automatic download of configuration data and operating software into V-Server gateways. Many revisions of software can be supported simultaneously. As each iGATE registers with the DDA, the pre-assigned revision of software for that user is checked and automatic downloading in the background commences, if necessary. Centralized configuration of users prior to shipping out units enables quick configuration and secure management. Unauthorized changes in the configuration of iGATE units will result in de-registration of the units.

         o V-Express - V-Express is a graphical based software tool for configuration, monitoring and management of the V-Server products. It runs on Microsoft Windows 95, 98 and/or NT platforms. V-Express is used to manage V-Server devices connected locally or across the Internet via an IP connection.

TEK Virtues Private Network Solution Package

     In order to better serve and to provide a more complete VoIP solution to our customer, we have made arrangement with several partner companies to include their products into our current product offering. Collectively, the complete product line is referred to as TEKVPN Solution Package.

         TEKVPN is a new "turn key" voice VPN (virtual private network) solution for global network service provider customers. We believe that TEKVPN is the first complete cost effective VoIP service package designed specifically to enable Internet Service Providers (ISPs), Competitive Local Exchange Carriers (CLECs), and any other service provider to fully outsource operations by utilizing TEKVPN's features, including device self-provisioning, network management, closed user groups, user directory server, customer support functions, billing systems as well as gatekeepers for their VoIP network. We are currently conducting service provider trials of TEKVPN services in a trial network that consists of three global POPs located in Virginia (US), Taipei (Taiwan) and Hong Kong. TEKVPN services are planned to be generally available in late 2001. The major components of TEKVPN include the following:

         o TEK Dynamic Dialing Administrator Server - providing user management, network management, call management and service provisioning functions.
         o TEK Billing server - a complete on-line billing system to support both pre-paid and post-paid billing functions.
         o TEK H.323 gatekeeper - for seamless connections to other VoIP networks.
         o VPN Gateway Server - located at the entry point of the IP backbone network to concentrate traffic from CPE devices onto high speed network for voice quality improvement.
         o TEK Network Management System - a standard based SNMP management system.
         o Carrier Grade Gateway - OEM arrangement to provide multiple T1/E1 VoIP carrier grade gateway.
         o V-Server product family - iGATE, iPOTS, iPRO, OfficeBuilder and DualEthernet products.

We will continue to design or OEM new products to be included in the TEKVPN Solution Package in order to improve our product offering and competitiveness.

Our Market Opportunity

The ability to route voice traffic over IP data networks is gaining widespread acceptance due to the significant cost savings generated by bypassing long distance and toll charges, equipment cost reduction and wire savings. Gartner Group's Data Quest states that in 1999, 4.8 billion minutes of telephone conversations took place through networks based on Internet protocol. Data Quest estimates that in 2003 Internet telephony will top $50 billion in revenues.

         Within the VoIP industry, a number of companies are developing products for service providers that enable carrier infrastructure to deliver VoIP services, thereby allowing businesses and the general public to take advantage of VoIP technology. In our opinion, one business segment has not been actively targeted. This market is the small to medium enterprise (SME) market, which is our targeted market and which we believe to be the fastest growing business market for telecommunications and Internet services in the United States. At present, in North America alone, this market is a $37 billion technology market.

         As the Internet and World Wide Web begin to impact all aspects of business operations, small office consumers are realizing the need to level the playing field with larger enterprises by supporting systems to better communicate with customers, suppliers, and employees. These advances allow SME users to emulate the communication systems of a large corporation at a fraction of the cost.

         As carriers race to deliver high bandwidth services to SMEs and telecommuters, many consumers will seek out new customer devices that integrate voice and data. This downward proliferation of networking sophistication is in its infancy, because, in the past, voice-over packet enabled routers and private branch exchanges have been far too costly and complex to be used in smaller offices. Rather, most smaller offices use a modem and several phone lines.

         We were formed to change the small office environment and launched a family of products marketed to this segment of consumers yet to embrace advanced communications. We believe our products will act as a VoIP market catalyst, enabling multiple advanced functions within a single low-cost integrated device, far surpassing the appeal of single function consumer alternatives.

         During 2000, we experienced increased demand for CPE VoIP gateways or IADs. The CPE gateways working with the large carrier grade gateways over managed IP networks is gaining large carriers' attention in many countries. We believe that employing CPE devices is the most cost effective way for these carriers to extend the edge of IP network to the large number of smaller user sites.

Distribution Methods of Our Products and Services

We primarily distribute our products to the SME business markets through partnerships with service providers and original equipment manufacturers. Other distribution channels include value added resellers (VARs) who will sell to the Internet service provider (ISP) and enterprise customer market. We maintain a direct sales force to sign up and manage our strategic business relationships.

         Service Providers - The primary focus of our strategy is to distribute our product in partnership with service providers needing customer premise equipment for their offerings. By incorporating the V-Server with their service package, they can allow their SME business customers to access their VoIP voice services using their conventional telephony equipment. We have witnessed that a number of ISPs are becoming Internet telephony service providers (ITSPs) by employing both CPE and carrier grade gateways.

         In addition, we are finding that many of the remaining ISPs are interested in forming partnerships with competitive local exchange providers (CLECs) to deliver voice services to the ISP's customer base. These CLECs currently serving a group of local users with conventional telephone network access have an investment in a voice and billing infrastructure and are looking for market opportunities to fuel their growth. The customer base and local presence offered by the ISP present an attractive opportunity to deliver their telephone services and advanced features (voice messaging, toll free numbers, unified messaging, etc.) to the ISP's customers using the Internet access connection and the V-Server at the customer site. We continue to make partnership arrangement with CLECs and introduce them to our ITSP customers.

         Original Equipment Manufacturer - We continue to establish OEM relationships with firms that provide solutions to service providers as well as enterprise customers. These OEM partners will sell our devices under their own name or will implement our technology into their own platforms. The benefit to OEMs of including our products is that they will be positioned to provide a more complete end-to-end solution to their customers. From these opportunities, we will receive compensation either in the form of sales of V-Server products or royalty payments for every device our OEM partner manufactures.

         Value Added Reseller - To address the opportunity presented by enterprise customers looking to implement their own VoIP solution within their own Intranet or over the Internet, we have created a channel program to establish a network of authorized VARs who will sell and support our products. In addition, to approach the large number of small ISPs, we will work with one or more of the tier-two distributors addressing this environment.

Status of Our New Products and Services

         We have three additional development programs planned and in production stage. We expect to deliver these new platforms in fiscal 2001. These platforms are in various stages that range from concept to prototype stage. Because they are not released, we are describing them in very general terms.

         o Second Generation Gateway/Router - The current V-Server iGATE and Dual Ethernet platforms have been redesigned to reduce cost, expand functionality and enable the use of components that can be acquired in higher volumes. Out of this redesign process we have developed the iGATE2, a lower cost version of our iGATE.

         o OfficeBuilder - In conjunction with Centrepoint, we are developing a version of the V-Server that will support full private branch exchange functionality in addition to the current product's routing and VoIP gateway support. Full PBX integration will provide such features as Call Forward, Call Transfer, Call Hold, Interactive Voice Response and Unified Messaging. This program will also double the current VoIP density by providing a gateway with four VoIP ports and the ability to logically interconnect devices via a "stacking" mechanism that will enable us to serve customers with a larger number of employees. We anticipate beginning beta testing of our Office Builder product in the mid-2001.

         o V-Server iPOTS - We are working jointly with Formosa Industrial Corporation of Taiwan to develop an advanced IP Phone System. The iPOTS is a stand-alone Internet accessible telephone set. It has been designed to integrate voice/data devices for the small and medium size business user. We also believe that the iPOTS has residential applications. Installed at the users location, the iPOTS telephone set enables the user to be connected to a single platform for both voice and data applications. Our responsibilities are to design the software architecture, leveraging our experience gained in creating our other products. Formosa Industrial Corporation's focus is on hardware development and manufacturing. We anticipate our market introduction of the iPOTS in late 2001 or early 2002.

Our Competition

         The industry in which we compete is subject to rapid technological developments, evolving industry standards and changing consumer needs. The possibility of voice communications over the Internet first became a reality in 1995. Our future success will depend upon our ability to adapt to this rapidly changing industry and to continually improve our products and services.

         The "Voice over Packet" and specifically the VoIP market is crowded with many participants. Many of these companies are both our potential competitors and potential partners. In particular, if another company does not target the same market but has the same technological focus as we do, we may have a basis for forming a strategic partnership to permit our mutual expansion.

         The following table sets forth information concerning our company and those companies we believe to be our primary competitors. This information is believed to be accurate as to their current products and services offerings. However, we cannot assure you that these identified competitors (and other companies) are or will not offer enhanced products and services superior to ours.

------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                         Advanced                  Management and
                      Basic Gateway      Gateway     Integrated     Provisioning
     Company          Functionality      Features      Routing         Feature       Nature/Extent of Competition
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $200 to $300 per
                                                                                    port range, the focus is on high
                                                                                    features and telephone company/
                                                                                    industrial level provisioning
TEK Digitel               Yes             High          Yes             Full        for business use.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $300 per port
                                                                                    range, the focus is on selling
                                                                                    services.  They do not focus on
I-Link                    Yes            Medium          No           Limited       selling hardware.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $200 to $300 per port
                                                                                    range, they do not provide an
                                                                                    industrial level product, but rather
                                                                                    it is a consumer level product
Broadmedia                Yes             None           No           Limited       targeted at telephone companies.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $500 per port range,
                                                                                    focus is on PBX functionality and
                                                                                    enterprise networks. They have
                                                                                    limited telephone company
                                                                                    provisioning services integrated
Vive                      Yes             High          Yes           Limited       into the unit.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $250 per port
                                                                                    range, this simple gateway is
                                                                                    primarily targeted at the
Ericson                   Yes             None           No           Limited       enterprise point-to-point market.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $300-$850 per port
                                                                                    range, they have established
                                                                                    distribution channels.  Their
                                                                                    products lack an integrated
Multitech                 Yes             High           No           Limited       router.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $300 per port
                                                                                    range, they are focused on
                                                                                    telephone services only and
                                                                                    offer limited integrated
                                                                                    services capability. Their
                                                      Yes, but                      provisioning tools are very
Nextone                   Yes            Medium       limited          Medium       basic.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------
                                                                                    Priced in the $250-$300 per port
                                                                                    range, they are targeting the
                                                                                    high end of the basic gateway
                                                                                    market.
                                                                                    They offer no integrated
                                                                                    services support and limited
                                                                                    telephone company/industrial
Mediatrix                 Yes             None           No           Limited       level provisioning.
------------------- ----------------- ------------- ------------- ----------------- ----------------------------------

         We believe the principal competitive factors affecting our market include breadth and depth of a solution, compatibility with existing applications and operating systems, a customer base, strategic alliances, core technology, product quality and performance, customer service, and speed and ease of deployment. We believe our products and solution currently compete favorably with respect to these factors. However, our market is relatively new and rapidly evolving.

         Some potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than we do and may enter strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we do. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Our Principal Suppliers

         Two of our product's component pieces are only available from single sources. We purchase these components from Texas Instruments Incorporated and Motorola, Inc. We believe that these two component pieces, consisting of a digital signal processor and a central processing unit, cannot be replaced with any currently available alternative component. Additionally, we believe that three computer chips and one interface component that we use in our products are only available from single sources. Alternative components are available, but they would require a design change to our products. These components are available from Motorola, Advanced Micro Devices, Harris and Mitel. We do not have supply agreements with any of these companies. However, we have not experienced difficulties in purchasing component parts; and, while we have begun to experience longer lead times for certain components, we do not anticipate any shortages in the future.

         We rely upon direct purchases or licensing agreements with software providers for some of the software that we use in our products. In 1998, we entered into an agreement with RADVision, Inc., for a nonexclusive license to use the H.323 Protocol Stack Software (H.323 protocol) in our V-Server Gateway system products. This software functions as middleware, enabling our products to use the H.323 protocol. Under the agreement, we pay RADVision royalties every quarter, based upon the number of V-Server products we sell.

         We consider the RADVision license to be very important to our product. Building our product without the H.323 protocol would require us to locate an acceptable alternative or develop our own software, both of which we believe would entail significant expense.

         We also entered into a nonexclusive license agreement with Telogy Networks, Inc., a subsidiary of Texas Instruments, on March 31, 1998, which permits us to use Telogy's Golden Gateway Voice Over Packet software in our V-Server product line. We use the Golden Gateway Voice Over Packet software, in part, to convert analog information to a digital format. We also consider Telogy's product to be very important to our product.

Current Dependence on a Few Major Customers

         As part of our business plan, we enter into strategic partnerships and alliances. We rely on these alliances to provide the necessary technology to integrate our products into their products and services. The establishment of these alliances is also an important component of our overall marketing strategy. We use alliances as a direct marketing channel for our products, as we typically sell our products to these companies who include our product in their bundle of products and services. Further, alliances are important to help ensure our product's compatibility with other Internet and telephony products on the market. Our success depends, to a large extent, on the business success of our strategic partners.

         Arelnet Ltd., an Israel-based provider of large, carrier grade VoIP telephony solutions, along with ePHONE and CentreCom, two start-up Internet service providers, purchase our iGATE products to include them as part of their overall telecommunications solutions. We believe other products exist that these customers could purchase that would provide the same basic function.

         We entered into a Memorandum of Understanding (MOU) with ePHONE Telecom, Inc. on July 19, 1999, as amended on September 11, 1999. ePHONE's business plan is to become a global telecommunications carrier providing a full range of telecommunications services, including VoIP services. Our iGATE product will enable ePHONE to offer a VoIP based fax and voice service from the user end. The MOU provided for ePHONE's prepayment of $350,000 for 500 2-port V-Servers, and both parties fulfilled their obligations under the MOU as of August 2000. We subsequently cancelled the MOU, which had become obsolete, but we intend to continue to pursue our business relationship with ePHONE. ePHONE operates an IP network that interfaces with customers through switches and through customer access devices such as our V-Server. Our products are one component in this system that incorporates many inter-operating products. ePHONE has also completed its testing of the iGATE Ethernet version and obtained positive results. ePHONE is actively pursuing market opportunities worldwide.

         Since November 1999, we have pursued a strategic alliance with the start-up Internet communications service provider, CentreCom Incorporated, through both soft and firm purchase order agreements. CentreCom will incorporate our Internet Protocol telephony gateways with other equipment in the carrier's infrastructure to provide enhanced local, long distance and free calling-group telephony services. CentreCom will use our iGATE product at customer locations, enabling customers using standard telephones to send and receive calls and faxes through the Internet. The total potential value to us of the agreement we entered into with Centrecom was at least $5 million in gross revenues, but we anticipate realizing only $140,000 in revenues under the agreement, based on actual orders by CentreCom as of December 31, 2000. We have been testing our IP gateway with CentreCom's IP gateway in order to achieve 100% interoperability. Concurrently, CentreCom is devoting resources to improving its overall operational issues. Although purchases from CentreCom have thus far been minimal, we anticipate a more rigorous market penetration from CentreCom during 2001.

         On July 28, 2000, we entered into a Memorandum of Understanding with Arelnet. The companies agreed to use best efforts to draft and execute an agreement whereby each party will purchase products from the other and customize those products to fit their own systems. In 2000, Arelnet also placed a non-binding purchase order for 5,000 iGATE units to be delivered over a 12-month period. Arelnet plans to resell our customer premise equipment under the brand name "iTone Primo" to complement Arelnet's existing carrier grade IP gateway. We anticipate offering Arelnet's carrier grade IP gateway under our own brand name, integrating it with our V-Server iGate and OfficeBuilder products. The integrated VoIP platform, combining our products with Arelnet's, will enable telephony service providers to offer their communications services to all business sizes.

         On March 23, 2001, we entered into a Memorandum of Understanding with Arelnet that superseded and replaced all prior agreements. The Memorandum of Understanding sets forth the parties' basic understanding of an agreement based on recent negotiations, but is not a final agreement and is subject to approval of each party's Board of Directors, and in our case, potentially by our shareholders in order to increase the number of shares of common stock we have authorized. An increase in authorized shares of common stock may be necessary to ensure we have a sufficient number of shares of common stock available to issue to Arelnet should they meet the performance milestones and exercise the warrants described below. The key terms of this Memorandum of Understanding include a mechanism under which gross profit on the sale of our V-Server products would be calculated.

         A major component of the proposed agreement is that Arelnet would receive up to seven warrants to purchase our common stock, based on purchase order milestones, as follows:

        --------------------     -------------------      --------------
        Number of Units in
        Purchase Order               TEK Equity           Warrant Price
        --------------------     -------------------      --------------
        First 5,000 units        1.6 Million shares          $0.70
        --------------------     -------------------      --------------
        Next 10,000 units        1.6 Million shares          $0.90
        --------------------     -------------------      --------------
        Next 15,000 units        1.6 Million shares          $1.10
        --------------------     -------------------      --------------
        Next 20,000 units        2.0 Million shares          $1.20
        --------------------     -------------------      --------------
        Next 25,000 units        1.6 Million shares          $1.30
        --------------------     -------------------      --------------
        Next 25,000 units        1.6 Million shares          $1.40
        --------------------     -------------------      --------------
        Next 50,000 units        2.0 Million shares          $1.50
        --------------------     -------------------      --------------

         We would grant Arelnet each warrant on the date of its purchase order that cumulatively exceeded the unit number indicated in Column 1 of the above table. The warrants would become vested upon the earlier to occur of the following:

         o        Payment of the purchase order by Arelnet; or
         o        Non-delivery by us 90 days after a scheduled delivery date.

         Each warrant could be exercised for a period of 3 years following the vesting date. Also, in the event we are acquired or receive a controlling investment by an outside investor or company, all unvested warrants become fully vested.

         Upon the occurrence of certain conditions, Arelnet would also have an option to purchase a manufacturing license for our iGATE and iPRO products for a $200,000 fee, plus a per unit royalty fee of $40 per unit manufactured by Arelnet under this license. Arelnet has the right to purchase the license upon any merger or acquisition involving us, upon an investment in us by an Arelnet competitor, or upon our default, bankruptcy or certain other events.

         Also under the proposed agreement, we would grant Arelnet a non-exclusive license of all our intellectual property if we were unable to deliver ordered products within 30 days of the agreed-upon delivery dates or upon our insolvency or liquidation.

         The term of the final agreement will be for a period of 3 years starting January 5, 2001, and can be terminated in 120 days at any time by either company delivering written notice to the other.

         The Memorandum of Understanding expires 60 days after execution ( May 22, 2001) if a final agreement is not reached, unless the parties mutually agree to extend the termination date. The Memorandum of Understanding is attached to this Form 10-KSB as Exhibit 10.11.

         We are in the early stages of establishing our customer base and strategic relationships in other parts of the world. Management devotes much of its time and resources to the development of business relationships with other technology companies who are potential strategic partners and customers. In particular, we are directing much of our effort towards establishing relationships with companies in Asia and the Pacific Rim.

        The following table presents our major customers and our sales of V-Server products to these customers during the years ended December 31, 2000 and 1999.

                                               Percent of total                       Percent of total
                            Sales during the    sales during the   Sales during the   sales during the
                               year ended          year ended         year ended         year ended
           Customers        December 31, 2000  December 31, 2000   December 31, 1999  December 31, 1999
                           ------------------ ------------------- ------------------ -------------------
EPHONE Telecom                    $320,001              36%            $ 30,800                  54%
CentreCom                           89,500              10%               3,500                   7%
Dial Digital                        63,080               7%                  --                  --
Arelnet                            232,068              26%                  --                  --
Other                              185,611              21%              20,699                  39%
                                  --------        --------             --------            --------
Totals                            $890,260             100%            $ 56,399                 100%
                                  ========        ========             ========            ========

Intellectual Property

         We seek to protect our intellectual property through a combination of copyright protection, patents, trademark registrations and common law trademark protection, and trade secret laws.

         Our V-Server family of products incorporates software and programming codes developed, designed and owned by us. Copyright law generally protects the source code of our computer programs, as well as other documentation we create. We also rely upon trade secret protection for any proprietary confidential information, such as some of our software and hardware technology.

         We do not have any patents or patents pending for our current product line, and do not intend to rely on patent protection for our current product line. We intend to evaluate the patentability of future products and to take appropriate action to patent any of our patentable inventions.

         We have registered our trademark V-Server with the U. S. Patent and Trademark Office. Federal trademark registrations help to ensure an entity's exclusive right to use a name for a product or service in the United States. State common law generally protects any of our marks that we have used exclusively in the marketplace, regardless of registration. A third party may challenge our trademark rights even if our mark is registered. Additionally, third parties may infringe upon our trademark rights that could result in legal fees and other costs to us if we choose to take legal action against the persons.

Government Approval

         Our products must meet the specific certification requirements for telecommunications equipment of each country where we sell our products.

         In the United States, under the Communications Act of 1934 and regulations of the Federal Communications Commission (FCC), our products must comply with certain frequency emissions and other limitations. Our V-Server iGATE products have been tested for compliance with Part 15A, and iPRO with both
Part 15A and 15B. Also, under FCC regulations, terminal equipment to the telephone network must comply with numerous technical requirements, including noise and hazardous voltage limitations. Labeling requirements also apply. We have received Part 68 FCC approval for our V-Server product; and, to the best of our knowledge, the V-Server product is in compliance with all FCC requirements.

         In addition, Underwriters Laboratories Inc. (UL) tested the V-Server iGATE and iPRO product and found that the product met its safety standards.

         We also obtained Canadian approvals for which products that are equivalent to the U.S. FCC approvals.

         In Europe, the S/T units and the Ethernet units have the CE mark of approval. This CE mark includes the equivalent of the FCC and UL approvals and enables the sale of products to all countries in the European Economic Community.

         Further, we have obtained approval for the ISDN interface in the United States, Canada and Europe.

         The Dual Ethernet versions are approved in the United States, Canada and Europe.

         We are also seeking approvals and certifications for our products in several additional countries.

Employees

         As of December 31, 2000, we employed 18 full-time and 2 part-time employees in our Maryland office, including 3 administrative employees, 15 employees devoted to research and development (including two of our executive officers) and 2 employees in sales and marketing. In addition, we employ a key hardware architect located in Canada and a field support engineer in Taiwan, R.O.C. who performs customer support in Taiwan, Hong Kong and China.

         In September 2000, we relocated our sales and marketing function from Canada to our Maryland office, and we terminated Mr. Rocco DiCarlo and our other three sales and marketing consultants located near Toronto, Canada. The Board of Directors determined that it was in our and our shareholders best interests to consolidate our Canadian operations into our Maryland headquarters.

         In connection with our sales and marketing consolidation, we negotiated severance packages with these individuals. We did not have employment contracts with any of these individuals and we were not obligated to provide any additional benefits. However, we agreed to honor our verbal commitments to these individuals that included extending option exercise periods and paying unused vacation time. The total cost of these benefits did not exceed $12,000 in the aggregate nor do we believe that the termination of these individuals has had any impact on our sales and marketing efforts.

Item 2.  DESCRIPTION OF PROPERTY

         Our principal executive offices are located at 20030 Century Boulevard, Suite 201, in Germantown, Maryland. We presently lease 7,147 square feet of office space in the Century XXI Office Complex in Germantown, Maryland, which is in the greater metropolitan Baltimore/Washington, D.C. area. The term of the lease commenced on December 17, 1999, and will terminate on December 16, 2004, subject to an option to renew.

         We terminated our month-to-month lease for shared office space in Mississauga, Ontario, Canada in September 2000 when we reorganized our sales and marketing functions and relocated these functions to our corporate headquarters in Germantown, Maryland. We believe that, reorganizing our sales and marketing function and co-locating it in our corporate offices improved communications between our executives and our sales and marketing personnel, improved the sales of our products, and has reduced travel and other related expenses that we had incurred due to the geographic distance.


Item 3.  LEGAL PROCEEDINGS

         We, nor our property, are a party to any pending legal proceedings, nor are our directors or officers. We have no knowledge of any pending legal proceedings to which any affiliates or those parties owning 5% or more of our common stock are a party. We are not aware of any legal proceedings contemplated or threatened against us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our shares of common stock are quoted on the OTC Bulletin Board, a service provided by the NASDAQ Stock Market, Inc., under the symbol "TEKI". As of December 31, 2000, we had 56 shareholders of record of our common stock. Approximately one-third of our 24,956,500 outstanding shares were held in street name by an unknown number of beneficial owners.

          We believe the principal market area for our stock is the United States, although we also have shareholders of record in Canada and Taiwan.

         The following table sets forth the high and low bid prices for our common stock as reported for each quarterly period for the last two years. The prices are inter-dealer prices, do not include retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                  Market Price

                                      High                   Low
              2000
              ----
              1st Quarter            $4.50                  $1.40
              2nd Quarter            $1.38                  $0.94
              3rd Quarter            $1.00                  $0.66
              4th Quarter            $0.76                  $0.20

              1999
              ----
              1st Quarter            $1.25                  $0.44
              2nd Quarter            $0.85                  $0.43
              3rd Quarter            $0.77                  $0.51
              4th Quarter            $2.25                  $0.49


         On, February 28, 2001, the closing quotation for our common stock as reported on the OTC Bulletin Board was $0.47. You should obtain current market quotations for our common stock because the market price of our stock may fluctuate greatly. You can obtain these quotations from various websites, including the OTC Bulletin Board website, or by calling your broker.

         We have never declared or paid a cash dividend on our common or preferred stock, and do not intend to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Paying dividends in the future will depend upon, among other things, our ability to generate earnings, our need for capital and overall financial condition.

         The following table sets forth sales of our common stock during fiscal year 2000 without registration under the Securities Act of 1933:

                        Amount Sold     Total Offering      Exemption        Persons/Class of
      Date             (# of shares)        Price          Relied Upon     Persons to Whom Sold
      ----             -------------    --------------     -----------     --------------------
January 4, 2000             2,000           None (3)         S. 4(2)         Shiwen Gao (Employee)
                                                             Private
                                                             Offering

January 26, 2000        2,000,000         $1,000,000 (1)     Reg S           Tseng Yun Tasi

March 24, 2000              5,000               $500 (2)     S. 4(2)         Yamilet Ramirez
                                                             Private         (Employee)
                                                             Offering

June 14, 2000           2,000,000         $1,200,000 (1)     Reg S           Tseng Yun Tsai

November 22, 2000       2,000,000         $1,300,000 (1)     Reg S           Tseng Yun Tsai

(1) Mr. Tsai exercised 2,000,000 Class E warrants, 2,000,000 Class F warrants and 2,000,000 Class G warrants, pursuant to his private placement subscription agreement dated October 18, 1999.

(2) The shares were issued upon the exercise of stock options granted pursuant to the 1997 Compensatory Stock Option Plan.

(3) Issued as an employee stock award under our 1997 Employee Stock Compensation Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On the following pages we present management's discussion and analysis of financial condition and results of operations. You should read this information in conjunction with our consolidated financial statements and notes included in this annual report. The following financial review is presented on a consolidated basis and is intended to provide a comparison of our financial performance for the years ended December 31, 2000 and 1999.

Overview

         TEK DigiTel Corporation is a Wyoming corporation with a limited operating history. We are a hardware technology equipment developer that provides integrated communication solutions for the small to medium size enterprise and small office/home marketplace. By integrating traditional PBX technology with data routing, the latest advances in VoIP technology and sophisticated Linux based server technology, we are producing Internet access devices used by the new generation of service providers to deploy integrated voice, fax and data services to their customers.

         Our limited operating history makes it difficult to evaluate our business and prospects. Similar to other companies in their early stages of development, and particularly for companies in the rapidly evolving technology industry, our prospects must be considered in light of the risks frequently encountered by such companies. We set forth at the end of this section what we believe to be the major factors and risks that may affect our future results. To address these items, we must, among other things, successfully continue to develop and execute our business and marketing plan, continue to expand and otherwise improve our products, and increase our operating infrastructure. We can provide no assurances that we will be successful in addressing these items and other currently unknown risks, the failure of which could prevent us from being successful.

         The following table lists in chronological order, some of the major milestones we have accomplished during the evolution of our company and our products. The table is not meant to be all-inclusive, but merely serves to highlight our progress.

    Date                   Major Milestone
    ----                   ---------------

December 1995              Formed ATC LLC, the predecessor company to TEK
                           DigiTel.

February 1998              Completed the prototype of our router product.
                           Installed, for evaluation and alpha field trial purposes, our first V-Server iGATE product, in Mongolia.

July 1998                  ATC LLC merged with Diversified Technologies, Inc.,
                           changed its name to TEK DigiTel and became a public company listed on the OTC BB.

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

October 1999               Launched the Pronto service package to help ISPs and
                           CLECs deploying iGATE massively.

November 1999              Beta test initiated in Asia including Taiwan, Hong
                           Kong, China and New Zealand.

June 2000                  Beta test completed in most of the countries
                           participating. Announced OfficeBuilder product with embedded PBX function.

July 2000                  Latest software version released. Ready for mass
                           deployment of iGATE product.

August 2000                Filed SEC Form 10-SB in order to become an
                           SEC-reporting company and regained our listing on the OTC BB in December 2000.

August 2000                Delivered the last of the 500 iGATES ordered by
                           ePHONE in July 1999.

September 2000             Arelnet placed an order for the future purchase of up
                           to 5,000 iGATES. As of the end of March 2001, we have delivered approximately 900 iGates to Arelnet under this order. We anticipate the remaining units being purchased by Arelnet during 2001 and 2002.

January 2001               Introduced a new version of the V-Server product, the
                           iPRO, which is equipped with four voice ports.

January 2001               Formed a strategic alliance with Formosa Industrial
                           Computing to work together in the development of an advanced IP phone.

January 2001               We received a new purchase order for 3,200
                           iGATES/iPROs from Arelnet. As of the end of March
                           2001, we have delivered approximately 2,000 of these units, and anticipate delivering the remaining 1,200 units during 2001.

February 2001              Began beta testing of TEKVPN by Formosa Industrial
                           Computing, our "turn key" voice VPN solution.

March 2001                 Successfully completed beta testing of the iPro.

         We have incurred net operating losses in each period since our inception; and, we expect to incur additional losses for the foreseeable future, primarily as a result of our building the corporate infrastructure necessary for continued product development and enhancement, for increased sales and marketing efforts and for research activities. As of December 31, 2000, we had accumulated a deficit of approximately $6,800,000.

         We believe that our success depends, in large part, on our ability to create market awareness and acceptance for our products, raise additional operating capital from the sale of our common stock to grow operations, build technology infrastructures and continue product research and development.

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

         Since the introduction of our V-Server products to market, we have generated a significant percentage of our revenues through several of our strategic partners, including Arelnet, ePHONE and Centrecom. The reader is referred to the table under Item 1, "Description of Business - Current Dependence on a Few Major Customers", which details the sales of our V-Server products to our major customers. We are currently highly dependent upon the sales of our products to these partners.

         We believe that our current dependency on a few customers is due to the recent introduction of our V-Server products to market. We have recently restructured our sales force, expanded our direct sales force and are developing an indirect sales channel, targeting VARs and OEMs. We also plan to continue to expand our global distribution channels. We currently have strategic alliances with Arelnet, Centrecom, ePHONE, DialDigital and Centrepoint Technologies; and, we intend to continue to pursue additional relationships with other companies in the future.

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

Recent Developments

         Our primary focus in 2000 was to finalize the development of the manufacturing methods that enable us to achieve high volume production. In addition, we significantly expanded our marketing effort on establishing brand awareness and reseller readiness for our V-Server product line. We anticipate incurring increasing sales and marketing costs during the future. We have also conducted product field trials in additional countries in Asia, Europe and South America. This effort is time consuming, but necessary, because the local telecommunication environment may be quite different from country to country.

         The first prototype of the PBX version of the product, OfficeBuilder, a co-development with Centrepoint Technologies, is currently being tested in a lab setting, and we anticipate this product will be field beta tested in the second quarter of 2001.

         We started working jointly with Formosa Industrial Computing (FIC) Corporation of Taiwan to develop an advanced IP phone system (iPOTS). The iPOTS is a stand-alone Internet accessible telephone set. It has been designed to integrate voice/data devices for the small, and medium size business user. We also believe that the iPOTS has residential applications. Installed at the users location, the iPOTS telephone set enables the user to be connected to a single platform for both voice and data applications. Our responsibilities are to design the software architecture and to leverage our experience gained in creating our other products. Formosa Industrial Corporation's focus is on hardware development and manufacturing. We anticipate our market introduction of the iPOTS in late 2001 or early 2002.

Results of Operations

Year ended December 31, 2000 compared with the year ended December 31, 1999

         We recorded revenues from product sales of $890,260 for the year ended December 31, 2000. This represented a significant increase in product sales over the year ended December 31, 1999, the year during which we began selling our iGATE product.

         During the year ended December 31, 2000, the majority of our product sales were generated through our direct sales organization, with the majority of our sales to only a few major customers, as previously described. As discussed above, we are in the process of expanding our sales and marketing efforts and our global distribution channels through the development of indirect sales channels and the expansion of our direct sales force.

         Our cost of product sales for the year ended December 31, 2000 was $770,807 compared to $67,590 for the year ended December 31, 1999. Our gross margin improved from being negative in 1999, due to manufacturing start-up issues, to a positive gross margin of 14%. We believe that, based on our current manufacturing arrangements, the cost of product sales will continue to decline on a per unit basis as the manufacturing process for our V-Server products matures, increase the number of units produced, and recognize cost savings from the purchase of larger quantities of component parts. In the future, we expect our gross profit margins to be roughly 30-40%, which is in line with typical gateway/router hardware margins. Currently, we use a local manufacturer to produce our iGATE units and we have entered into an agreement for the manufacture of our products in Taiwan.

         We use contract manufacturers for the assembly of our products. As such, the focus of our employees and equipment is not on our manufacturing process but on research and development and quality control. We have used several manufacturers in the past and believe there are many manufacturers that can assemble our products. We do not have any fixed or long- term agreements for the assembly of our products. The contract manufacturer charges us on a per unit basis for assembly and quality control functions, which we include in our costs of sales. We expect these charges, on a per unit basis, will continue to decrease, as the size of each manufacturing batch we have assembled increases.

         Our sales and marketing expenses for the years ended December 31, 2000 and 1999 were $904,240 and $652,817, respectively. The increase in sales and marketing expenses in all periods was primarily due to the expansion of the Company's sales and marketing staff related to the introduction of our products to market. We anticipate that our sales and marketing expenses will continue to increase in future periods as we continues to build our direct sales force and expand our distribution channels and marketing activities. However, as previously noted, during 2000 we closed our sales and marketing location in Canada. This included the termination of our consultants and employees in Canada and we relocated our sales and marketing function to our corporate headquarters in Germantown, Maryland. We believe that, by reorganizing our sales and marketing function and co-locating it in our corporate offices, we will improve communications between our executives and our sales and marketing personnel, improve sales of our products, and reduce travel and other related expenses that we had incurred due to the geographic distance. We are currently in the process of examining the proper staffing levels for our sales and marketing and the opportunities to utilize outside sales and marketing professionals and organizations to sell and market our products.

         Our general and administrative expenses for the year ended December 31, 2000 and 1999 were $1,375,033 and $651,423, respectively. The increase in general and administrative expenses during 2000 was due to the expansion of our corporate infrastructure primarily through the addition of personnel, as well as increased legal and accounting fees incurred in preparation of our Form 10-SB which we filed in order to relist our common stock on the OTC BB. While we anticipate professional fees will decrease in the future as a percent of revenue, we expect overall, that our general and administrative costs will continue to increase in 2000 and beyond, as we implement our business plan, expand our employee base and comply with reporting company requirement.

         Our research and development expenses for the year ended December 31, 2000 and 1999 were $1,318,482 and $1,012,934. We are continuing to expend efforts on the development of our V-Server products. In early 2001, we completed our four-port iGate, and plan to introduce this product to market during 2001. We anticipate that research and development expenses will increase in future periods as we expand our existing research and development programs in order to enhance our current products and develop new products.

         We have not made any provision for federal or state income taxes since our inception due to our operating losses. At December31, 2000, we had a net operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

Year ended December 31, 1999 compared with the year ended December 31, 1998

         We recorded revenues of $214,399 and $73,402 for the years ended December 31, 1999 and 1998, respectively as follows.

                                     December 31,           December 31,
                                         1999                   1998
                                     ------------           ------------

               Product Sales            $  56,399              $      --
               License Revenue            150,000                     --
               Contract Revenue             8,000                 73,402
                                     ------------           ------------
                                        $ 214,399              $  73,402
                                     ============           ============

         In May 1999, we introduced our V-Server products to the market, and recorded sales of $56,399 from the sales of our iGATE units. We had no product sales during 1998. During 1999, we also recognized $150,000 relating to a licensing fee for the manufacture of our V-Server products that was terminated and under which we have no continuing obligations. This license provided Franklin Telecom with the right to manufacture the iGATE unit under its own brand name. We do not anticipate that, under our current business model, we will enter into any future licensing agreement like the one we entered into with Franklin. As such, we do not expect licensing revenue to be significant in the future. We also recognized contract revenue of $8,000 and $73,402 for the years ended December 31, 1999 and 1998, respectively. We stopped providing contract services during 1999 and focused on completing our V-Server products and, therefore, performed very little contract-type engagements for others. We believe that we will not provide any significant contract services in the future.

         The first shipment of our V-Server iGATE product occurred in May 1999 and, therefore, the December 31, 1999 results do not reflect a full year of sales activities.

         During 1999, the majority of our product sales were generated through our direct sales organization. As discussed above, we are in the process of expanding our sales and marketing efforts and our global distribution channels through the development of indirect sales channels and the expansion of our direct sales force.

         Our cost of product sales for the year ended December 31, 1999 was $67,590, which was greater than our sales revenue. This was not unexpected because we experienced higher than expected raw material and component costs, due to us purchasing limited quantities during the initial production of our products. In addition, during the initial production of our products, we also experienced inefficiencies in the manufacturing process. As was described above, the cost of production per unit has declined during the year ended December 31, 2000; and, we anticipate that this trend will continue. This is due in part to a cost reduction design for our current iGATE product completed in late 2000.

         Our sales and marketing expenses for the years ended December 31, 1999 and 1998 were $652,817 and $29,614, respectively. The increase in sales and marketing expenses in all periods was primarily due to the expansion of our sales and marketing staff related to the introduction of our products to market. We anticipate that sales and marketing expenses will continue to increase in future periods as we continue to build our direct sales force and expand our distribution channels and marketing activities.

         Our general and administrative expenses for the years ended December 31, 1999 and 1998 were $651,423 and $493,033, respectively. The increase in general and administrative expenses during 1999 was due to the expansion of our corporate infrastructure primarily through the addition of personnel, as well as increased legal and accounting fees incurred in preparation of our Form 10-SB. While we anticipate professional fees will decrease in the future, we expect that our general and administrative costs will continue to increase in 2000 and beyond as we implement our business plan, expand our employee base, and comply with reporting company requirements.

         Our research and development expenses for the years ended December 31, 1999 and 1998 were $1,012,934 and $611,498, respectively. During both 1999 and 1998, we concentrated our development efforts on our V-Server products. All research and development costs have been expensed as they were incurred. We anticipate that research and development expenses will increase in future periods as we expand our existing research and development programs in order to enhance our products and develop new products.

         We have not made any provision for federal or state income taxes since our inception due to our operating losses. At December 31, 1999 and 1998, we had a net operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

Liquidity and Capital Resources

         Since our inception, we have financed our operations through the sales of equity securities in private placements; and, since that date through December 31, 2000, we have raised approximately $6,900,000. As of December 31, 2000, we had $885,297 in cash. We currently have no bank loans or any available lines of credit for our use.

         Net cash used in operating activities during the years ended December 31, 2000 and 1999 was $3,034,823 and $2,048,245, respectively. The net cash used in operating activities was related to our expansion and funding of our research and development and sales and marketing activities as well as our corporate infrastructure.

         Net cash used in investing activities during the years ended December 31, 2000 and 1999 was $58,062 and $67,715 for the purchase of computer and test equipment and office furniture.

         Net cash provided by financing activities for the year ended December 31, 2000 was $3,500,500 from the sale of 4,000,000 shares of common stock pursuant to the exercise of previously issued common stock purchase warrants, and the exercise of stock options by an employee for the purchase of 5,000 shares of common stock for $500.

         Net cash provided by financing activities for the year ended December 31, 1999 was $2,457,263. The proceeds during this period resulted from the sale of 125,000 shares of common stock for $48,127, net of offering costs, the exercise of previously issued common stock purchase warrants for 2,377,024 shares of our common stock for $413,795, the sale of 2,000,000 common stock units, each unit consisting of one share of common stock and four common stock purchase warrants, each to purchase one share of common stock at prices ranging from $0.50 to $0.65 per share for proceeds of $1,992,091, net of offering costs, and the exercise of stock options by employees for the purchase of 32,500 shares of common stock for $3,250.

         We have no material commitments other than those under office and equipment operating leases. As a result of the expansion of our research and development and sales and marketing activities, capital expenditures may increase in future periods primarily due to the purchase of computer and test related equipment. We anticipate, based on our present plans and assumptions, that our current cash balances and projected level of 2001 operations will not provide sufficient cash flow to enable us to sustain our current and planned operations for the next 12 months, and we will need to raise additional funding, either through the sale of our common stock, or debt. This could prove to be a very difficult task, especially in light of the current downward trend being experienced by technology related companies quoted on the Nasdaq stock market. We entered into a memorandum of understanding with Arelnet, described in Item 1, "Description of Business, Current Dependence on a Few Major Customers". As part of this agreement, Arelnet provided us with $150,000 as advance payment for future purchases of our V-Server products. Arelnet has also agreed to provide us with a $610,000 letter of credit. We are negotiating with a bank for a $750,000 line of credit for which we will be required to pledge the letter of credit we received from Arelnet as partial collateral. Unfortunately, we don't believe that the line of credit funding we are negotiating, along with the cash flow from the sales of our V-Server products, including sales to Arelnet under the previously mentioned memorandum of understanding, will be sufficient to fund us for the next year. Therefore, we will be required to raise additional capital. Additional funding, whether obtained through public or private debt or equity financing or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us. Failure to secure additional financing, if and when needed, may have a material adverse effect on our business, financial condition and results of operations. Additionally, we cannot be certain that we will be able to finalize our line of credit negotiations.

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

         We currently lease, and plan to continue to lease, all facilities. During 2001, we do not anticipate any significant capital expenditure for laboratory and diagnostic equipment, software licenses or prototypes of our products under development.

Factors That May Affect Future Results

We have a limited operating history on which to evaluate our business and prospects.

         As described in Item 1, "Description of Business", in December 1995 we formed ATC LLC, which was merged with and into ATC Inc., a wholly owned subsidiary of Diversified Technologies, Inc., in July 1998. ATC Inc. and its parent, prior to the merger, had no substantial assets or liabilities and no operations. Diversified, however, was listed on the OTC BB. ATC LLC was merged with these entities in order to obtain that listing. We introduced our first V-Server product, the iGATE, to the market in May 1999. Accordingly, we only have a limited operating history on which you can evaluate our business and our prospects. In addition, our prospects must be considered in light of the risks encountered by companies like us in developing products and services in new and rapidly evolving markets. Some of the risks we face include our ability to attract and retain customers; hire aggressively to expand our services, sales and marketing efforts; negotiate and maintain favorable strategic relationships; and plan and manage our growth effectively. If we fail to manage these risks successfully, our business could be harmed.

We have incurred losses since our inception and expect to incur losses in the future.

         We have incurred operating losses since our inception in 1998 and through December 31, 2000, have accumulated a deficit of $6,836,427. In 2000 and 1999, we incurred net losses of $3,447,005 and $2,162,088, respectively. We introduced our products to market in 1999 and have had limited sales as our product gains market acceptance and we develop our sales and marketing channels. While we expect our sales to increase in the future, we cannot assure you that we will experience such growth. Our future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving industries. To address these risks and achieve profitability and increased sales levels, we must, among other things, establish and increase market acceptance of our products and systems, respond effectively to competitive pressures, offer high quality customer service and support, introduce, on a timely basis, advanced versions and enhancements of our products and successfully market and support such advanced versions and enhancements.

         We expect to continue to incur operating losses in 2001 and may incur operating losses thereafter. We cannot assure you that we will achieve or sustain significant sales or profitability in the future.

We have not been able to fund our operations from cash generated by our business, and we may not be able to do so in the future.

         As previously mentioned, we do not currently have sufficient cash on hand to fund our planned future operations. As such, we will need to raise additional funding. Failure to secure needed additional financing, if and when needed, may have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

         We also can provide no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are unavailable or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, financial condition or results of operations.

Purchases and sales of our common stock are subject to the penny stock regulations, and these regulations may limit trading in our stock.

         Our common stock has a market price of less than $5.00 per share. The SEC adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. During periods when our common stock does not qualify for inclusion on the OTC BB, our common stock will be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of our securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure statement relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market.

Internet-related stock prices are especially volatile and this volatility may depress our stock price.

         The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and Internet-related companies, including companies like us, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this annual report and general economic conditions may have a significant effect on the market price of our common stock. This broad market and industry volatility may reduce the value of our common stock, regardless of our operating performance. Due to this volatility, the value of our common stock could significantly decrease.

We have never paid dividends, and you should not expect to receive dividends in the future.

         We have never paid dividends on our common stock and do not expect to pay any dividends for the foreseeable future.

Because certain existing shareholders own a large percentage of our voting stock, other shareholders' voting power may be limited.

         Our founders, executive officers, directors and their affiliates beneficially own or control approximately 12% of our common stock and 48% of our convertible preferred stock. Each share of convertible preferred Series A stock has three votes in matters requiring the vote of our shareholders. As such, as shown in the table under Item 11, "Security Ownership of Certain Beneficial Owners and Management", these shareholders control approximately 19% of the voting power. Furthermore, each share of convertible preferred Series A stock is convertible into six shares of common stock; such conversion of preferred shares by our executive officers and directors would result in an even greater percentage of control. In addition, one shareholder, Tseng Yun Tsai, beneficially owns approximately 40% of our issued and outstanding common stock and holds total voting ownership of approximately 32%. As a result, if those shareholders act together, they will have the ability to control all matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These shareholders may make decisions that are adverse to your interests. See our discussion under Item 11, "Security Ownership of Certain Beneficial Owners and Management", for more information about the ownership of our outstanding shares.

The market for our products is in its early stages of development and may fail to mature into a sustainable market.

         Our products and services facilitate voice, fax and data transmission primarily over the Internet. The market for these products and services is in its early stages of development and is rapidly evolving and it is possible that a viable market may fail to emerge or be sustainable. We cannot predict the level of demand and market acceptance for our products and services. If the market for our products and services does not continue to mature, our business will be harmed.

If the Internet does not continue to grow as a medium for voice communications, our business will suffer.

         The technology that allows voice communications over the Internet is still in its early stages of development. Historically, the sound quality of Internet calls has been poor. As the industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, the Internet's capacity constraints may impede the acceptance of Internet telephony. Callers could experience delays, errors in transmissions or other interruptions in service. Making telephone calls over the Internet must also be accepted as an alternative to traditional telephone service. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our opportunity for profitability will be harmed.

We are completely dependent on the infrastructure of the Internet for our success.

         The success of our products is dependent on, among other things, the continued expansion of the Internet and its network infrastructure. We cannot assure you that the infrastructure or complementary products necessary to make the Internet a viable commercial network will continue to be developed. In particular, we cannot assure you that the Internet will retain its current pricing structure with regard to volume, distance (the physical location of any user) and the lack of varying rates for different times of day. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect the growth of Internet use. We cannot assure you that the Internet will be able to meet additional demands or its users' evolving requirements on a timely basis, at a commercially reasonable cost, or at all. While we anticipate the continued evolution of the Internet and related infrastructure, any failure to develop accordingly could have a material adverse impact on our business, financial condition or results of operations.

         Our products can be vulnerable to computer viruses or similar disruptive problems. Computer viruses or problems caused by third parties could lead to interruptions, delays or termination of service. Furthermore, inappropriate use of the Internet by third parties could potentially jeopardize the security of confidential information, which may deter certain potential customers from ordering and using our products. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential users may inhibit the growth of the Internet industry in general and the market for our products in particular.

If we are unable to meet the rapid technological changes, our existing products and services could become obsolete.

         We are involved in the development and introduction of new products and applications. A number of risks are inherent in this process. The development of new technologies and products is increasingly complex and uncertain and this can delay the introduction of new technology and products. It further requires close collaboration and continued technological advancement involving multiple hardware and software design teams and outside suppliers of key components. The failure of any one of these elements could cause new products to fail to meet specifications or to miss time tables that we may establish. As the variety and complexity of our product lines increase, the process of planning production and inventory levels also becomes more difficult.

         Short product life cycles place a premium on our ability to manage the transition from current products to new products. Our results could be adversely affected by factors such as development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of the introduction of new products and the rapidly changing landscape of emerging standards.

         The markets for our products have only recently begun to develop, and are rapidly evolving as characterized by an increasing number of market entrants who have introduced or developed similar products and services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced technology products and services are subject to a high level of uncertainty. Broad acceptance of our technology, products and systems is critical to our success and ability to generate revenues. Acceptance of our technology, products and services will be highly dependent on the functionality, reliability, stability and performance of the products and systems, and particularly of the success of the initial implementation of our products and services. In addition, acceptance of our technology will depend on matters beyond our control such as the introduction of competing products or technologies into the market before our new technologies and products. We cannot assure you that voice and audio communications over the Internet will become widespread, that connections between IP networks and the PSTN will become widespread or that our Internet Telephony Service Provider (ITSP) and telecommunications oriented products will gain market acceptance. The adaptation process can be time consuming and costly to both us and our customers and the acceptance of the product or service may depend, to a substantial extent, on the success of the adaptation.

         Because the market for our products is new and evolving, it is difficult to predict its future growth rate, if any, and the size of our market. We cannot assure you that the market for our products and services will develop or that our products will achieve market acceptance. If the market fails to develop, develops more slowly than expected, or if our products do not achieve market acceptance, our business, financial condition or results of operations will be materially adversely affected.

         Furthermore, our products may contain undetected errors or defects when first introduced or as new versions are released. Our introduction of products with reliability, quality or compatibility problems could result in reduced revenues and orders, uncollectable accounts receivable, delays in collecting accounts receivable and additional costs. We cannot assure you that, despite our testing, errors will not be found in our products after commencement of commercial deployment. Errors of this sort could result in product redevelopment costs and loss of, or delay in, market acceptance. In addition, we cannot assure you that we will not experience in the future significant product returns through both retail and other distribution channels. Any such event could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to increase market awareness and sales of our products and services if we do not expand our sales and distribution capabilities.

         We need to substantially expand our sales and distribution efforts in order to increase market awareness and sales of our V-Server solution and the related services we offer. We are an early stage company and need to develop a sales force. We must have a sales force with an industry and technology focused background. Competition for qualified sales and marketing personnel is intense, and we might not be able to hire and retain adequate numbers of these persons to maintain our growth. New hires will require training and take time to achieve full productivity. If we are unable to successfully grow our sales capabilities, we may be unable to expand our relationships in this way, or at all, and our revenues may not increase as planned.

         We cannot be certain that we can attract or retain a sufficient number of highly qualified technical personnel and consultants. Customers that purchase our solution typically engage our technical staff to assist with support, design, consulting and implementation. We believe that growth in our sales depends on our ability to provide our customers with these services, either directly or through partners. As a result, we plan to increase the number of our technical personnel and consultants to meet these needs. New technical personnel will require training and education and take time to reach full productivity. To meet our customers' implementation needs, we may be required to use costly third-party consultants to supplement our internal resource capabilities.

        Competition for qualified personnel is intense, particularly because we are in a new market and only a limited number of individuals have developed the skills required to provide the services our customers require. Our business may be harmed if we are unable to hire and retain new technical personnel and consultants.

Our reputation and future revenue would be harmed if we experience any issues with our V-Server technology.

         To date, we have only had limited sales of our V-Server product. We currently expect the sale of these products and related services to account for most of our future revenues. If any of our future customers are unable to successfully use our products, our reputation could be damaged, which could harm our business. In addition, factors negatively affecting the pricing of or demand for VoIP products, such as increased competition or rapid technological change, could cause our revenues to decline.

Competition could reduce our market share and decrease our revenue.

         Some of our competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than us. The competition in the VoIP communications market is very strong. Competition includes telecommunications companies, data communication companies and pure voice over IP companies as well as product and service companies. See Item 1, "Competition", for a list of some of our competitors.

         If we are forced to lower our prices below current levels, we cannot assure you that we will be able to successfully launch our new products or compete successfully and effectively against other companies' product offerings.

         Various innovative voice, audio, video and other communications alternatives, that may compete with our products are often introduced, and may be introduced in the future. These new communication alternatives may be based on traditional telephone lines, the Internet, cable networks or optical wires and may be combined with other computing and broadcasting capabilities.

         We expect that additional companies will compete in the Internet voice and audio communications market. In the future, we may also develop and introduce other products with new or additional telecommunications capabilities or services. As a result of any such development or introductions, we may compete directly with telephone companies and other telecommunications providers. Additional competitors may include companies that currently provide computer software products and services such as telephone, media, publishing and cable television. The ability of some of our competitors to bundle other Internet services and other products with Internet voice products could give those competitors an advantage over us.

We currently rely on a small number of customers for our revenue.

         We began sales of our V-Server in May 1999, with substantially all of our revenue having been derived from sales to a relatively small number of customers. Since our inception through December 31, 2000, sales to three customers, ePHONE Telecom, Inc., CentreCom Incorporated and Arelnet, totaled 71% of our product sales or $675,869. Similar or greater concentration of our net sales among a limited number of customers may occur in the future. In this event, any material decrease in net sales to any one of our largest customers that is not matched by corresponding increases in net sales to new or existing customers could have a material adverse effect on our financial condition and results of operations. We cannot assure you that we will receive orders from any existing customers or from new customers.

Our success and competitive position depends on our ability to protect our proprietary technology.

         Our success depends, in part, upon our intellectual property rights. To date, we have relied primarily on a combination of trade secret, trademark and copyright laws, and non-disclosure and other contractual restrictions on copying and distribution to protect our proprietary technology and our brand names. We have not yet filed any patents related to our technology. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial condition. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect our intellectual property rights.

         Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations. Because Internet-related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, the enforceability and scope of protection of our intellectual property is uncertain. The unauthorized use of our intellectual property by third parties may damage our brand. Defending against intellectual property infringement claims could be expensive and disruptive to our business.

We are subject to claims of intellectual property infringement, which could divert management resources and harm our reputation.

         We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. Third parties may claim that we have infringed their patent, trademark, copyright or other proprietary rights. It is also possible that claims will be made for indemnification resulting from allegations of infringement. Claims like these could divert management's attention, affect our reputation and otherwise harm our business.

         In addition, intellectual property claims could be asserted against us as a result of our use, our customers and other third parties of our products. These claims could include claims by our consultants and employees that intellectual property they developed does not belong to us. Any claims, with or without merit, could be time consuming, costly, cause product shipment delays or require that we enter into royalty or licensing agreements. These licenses might not be available on reasonable terms, or at all. As a result, any claim like this could harm our business. Additionally, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

We rely on third-party technologies, and a termination of any of our relationships with third-party vendors could adversely affect our revenues and business.

         We rely in part on technology that we license from third parties. We integrate this technology with internally developed software to perform key functions. For example, our products and services incorporate technology licensed from RADVision and Telogy. These third party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. This technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could harm our business.

Our executive officers and certain key personnel are critical to our business and these officers and key personnel may not remain with us in the future.

         Our future success depends upon the continued service of our executive officers and other key personnel. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be harmed. In particular, our founders, Enghe Chimood, our Co-Chairman of the Board and Chief Executive Officer, Thomas Yang, our Co-Chairman of the Board and Chief Operating Officer and Ke-ou Chao, our Chief Technology Officer, would be particularly difficult to replace. The loss of any of these individuals, or other future key employees, would have a material adverse effect on us.

Our business and growth will suffer if we are unable to successfully hire and retain key personnel.

         We believe that our future success depends in large part on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our key employees or retain other highly qualified employees in the future. The failure to attract and retain the necessary managerial, marketing, merchandising, operational, customer service, technical, financial or administrative personnel could harm our business. In addition, as we grow and add additional product and service offerings, we anticipate a need to further develop and expand our products. Competition for highly skilled and qualified technical people is intense. We cannot be certain we will be able to attract and retain a sufficient number of qualified technical people or outside consultants.

Our business could suffer if we are unable to fully develop our marketing and sales division following the reorganization of our sales and marketing functions.

         In September 2000, the board of directors decided to reorganize our sales and marketing functions. This action included the termination of 4 full-time sales and marketing consultants and employees in Canada, including our former President, Rocco DiCarlo.

         We plan to relocate our sales and marketing division to our corporate headquarters in Germantown, Maryland. Although we believe this reorganization will improve communications between our executives and our sales and marketing personnel, improve sales of our products, and reduce travel and other related expenses that we incurred due to geographic distance, it also means that we will need to hire new sales and marketing personnel. Alternatively, our current staff may be required to perform some of these functions. Although we hired a person to serve as Vice President of Business Development to lead sales in the Asia Pacific region, we may not be able to hire and retain additional new sales and marketing personnel that we need, and our current staff may not be able to effectively perform these types of duties. As a result, our business and growth could suffer.

Our articles of incorporation provide our officers and directors with certain indemnifications.

         Our Articles of Incorporation provide that our directors and officers will not be personally liable to the company or its shareholders for monetary damages for breach of the fiduciary duty of care as a director or officer. Conversely, directors and officers are liable for:

         o any breach of duty of loyalty to the company or its shareholders,

         o facts and omissions not in good faith or those which involve intentional misconduct or a knowing violation of law,

         o willful or negligent violation of Wyoming law with respect to payments of dividends, and

         o any transaction from which a director involved derived an improper personal benefit.

         Thus, under certain circumstances, neither the company nor the shareholders would be able to recover damages even if directors take actions that harm the company.

Government regulations are still evolving and significant legal uncertainties could affect us.

         Currently, in the United States, few laws or regulations are directly applicable to voice and audio communications over the Internet or Internet commerce generally. However, changes in the regulatory environment, particularly in regulations relating to the telecommunications industry, could have an adverse effect on our business. The increased acceptance of voice and audio communications over the Internet could result in intervention by governmental regulatory agencies in the United States or elsewhere in the world under existing or newly enacted legislation and in the imposition of fees or charges on users and providers of products and services in this area. For example, until now, the FCC has prohibited local telephone companies from charging Internet service providers the type of "access charges" that apply to long distance telephone carriers. In April 1998, however, the FCC submitted a report to Congress in which it stated that Phone-to-Phone IP telephony bears the characteristics of telecommunications services, which would subject providers of such services to access charge and universal support obligations, and other common carrier regulations. The FCC for now has decided to defer a definitive resolution of this issue to specific cases as they are brought before it. Although members of Congress, the Administration, and the public have strongly supported the forbearance of telecommunications regulations on services provided through the Internet, it is uncertain at this time what action the FCC will take when a case is brought before it. From time to time members of Congress have considered bills that would variously either impose new restrictions or regulations on IP telephony or restrict agencies from imposing such restrictions or regulations. Bills regarding the Internet are expected to remain the subject of Congressional interest into the foreseeable future. It is not possible to determine whether any such bills will become law and what effect future legislation would have on our business.

         Additionally, the European Commission has requested comments on the regulatory status of voice on the Internet. There can be no assurance that such intervention or imposition of fees or charges would not have a material adverse impact upon the acceptance and attractiveness of Internet voice communications. Legislative proposals from international, federal and state government bodies could also impose additional regulations and obligations upon on-line service providers. The growing popularity and use of the Internet, generally, has increased public focus and could lead to increased pressure on legislatures to impose regulations with respect to, among other things, user privacy, pricing and the characteristics and quality of products and services. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition or results of operations. While we are not aware of any proposed federal regulation directly affecting our business, we cannot predict the likelihood that any future legislation will be enacted, nor the financial impact, if any, of such resulting regulation. In the future, we may also develop and introduce other products with new or additional telecommunications capabilities or services, which could be subject to existing federal government regulations or result in the imposition of new government regulations, either in the United States or elsewhere.

         If one or more of these risks or uncertainties occurs or if our underlying assumptions prove incorrect, our actual results, performance or achievements in 2000 and beyond could differ materially from those expressed in, or implied by, the forward-looking statements.

The exercise of warrants and stock options and the conversion of Series A preferred stock into common stock could dilute or depress the value of our common stock.

         We have granted employee stock options and are negotiating a final agreement to grant Arelnet Ltd. warrants to purchase a substantial number of our shares of common stock, contingent upon Arelnet placing purchase orders in certain amounts. See Item 1, "Description of Business, Current Dependence on a Few Major Customers," and see Note 10, "Stock Based Compensation", to our Consolidated Financial Statements for the 2000 fiscal year under Item 7.

         Our issuance of additional shares of common stock would dilute the book value of our stock and could negatively affect the market price of our stock. The issuance of additional shares could also dilute the percentage ownership interest and corresponding voting power of the prior stockholders.

         The conversion of Series A preferred stock into common stock, at the ratio of 6 shares of common stock for each share of preferred stock, could also dilute or depress the value of our common stock. See Item 11, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of TEK DigiTel Corporation

We have audited the accompanying consolidated balance sheets of TEK DigiTel Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of TEK DigiTel Corporation and subsidiary as of December 31, 2000, and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a net loss of $3,447,005 during the year ended December 31, 2000 and has incurred net losses since its inception. In addition, the Company's working capital requirement to sustain its business for a period of one year far exceeds the available working capital resources. Management's plans regarding those matters also are described in Note 3. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton, LLP
Vienna, Virginia
February 8, 2001 (Except for Note 15, as to which the date is March 23, 2001)

                             TEK DIGITEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                   -------------------------
                                                                      2000           1999
                                                                   ----------     ----------
Current Assets:
    Cash                                                           $  885,297     $  477,682
    Accounts receivable,net                                            42,032         34,385
    Inventory                                                         508,118        371,432
    Prepaid expenses and other current assets                          88,417        171,563
                                                                   ----------     ----------

                  Total Current Assets                              1,523,864      1,055,062

Property and equipment, net                                            93,361         66,877

Other assets                                                          144,783        102,973
                                                                   ----------     ----------

                                                                   $1,762,008     $1,224,912
                                                                   ==========     ==========

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                               $  352,154     $  169,873
    Accrued expenses                                                  239,440         89,223
    Unearned revenue                                                   92,229        269,200
                                                                   ----------     ----------
              Total Current Liabilities                               683,823        528,296


Commitments and contingencies                                              --             --


Stockholders' Equity:
    Preferred Stock, no par value, 20,000,000 shares
      authorized, of which 2,100,000 has been designated as
      convertible Series A voting preferred stock. At December
      31, 2000 and 1999, 2,066,664 shares of convertible Series
      A voting preferred stock were issued and outstanding.           435,798        435,798
    Common stock no par value, 50,000,000 shares authorized,
      24,956,500 and 18,949,500 shares issued and outstanding
      at December 31, 2000 and 1999, respectively.                  6,908,788      3,362,353
    Other - stock options                                             715,583        631,325
    Deferred compensation                                            (145,557)      (343,438)
    Accumulated deficit                                            (6,836,427)    (3,389,422)
                                                                   ----------     ----------
              Total Stockholders' Equity                            1,078,185        696,616
                                                                   ----------     ----------

                                                                   $1,762,008     $1,224,912
                                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             TEK DIGITEL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              December 31,
                                       ---------------------------
                                           2000            1999
                                       -----------     -----------

Revenues:
     Product sales                     $   890,260     $    56,399
     License revenue                            --         150,000
     Contract sales                             --           8,000
                                       -----------     -----------
          Total Revenue                    890,260         214,399
                                       -----------     -----------

Operating expenses:
     Cost of product sales                 770,807          67,590
     Sales and marketing                   904,240         652,817
     General and administrative          1,375,033         651,423
     Research and development            1,318,482       1,012,934
                                       -----------     -----------
          Total operating expenses       4,368,562       2,384,764
                                       -----------     -----------

Loss from operations                     3,478,302       2,170,365

Other income                                31,297           8,277
                                       -----------     -----------
Net loss                               $ 3,447,005     $ 2,162,088
                                       ===========     ===========

Net loss per share:
     Basic and diluted                 $     (0.16)    $     (0.14)
     Weighted average common shares     22,127,949      15,383,154
     Outstanding

The accompanying notes are an integral part of these consolidated financial statements.

                             TEK DIGITEL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Preferred Stock         Common Stock
                                                             ---------------------  ----------------------

                                                                         No Par                  No Par    Other-Stock
                                                               Shares     Value       Shares      Value      Option
                                                             --------- -----------  ----------  ---------- -----------
Balance, January 1, 1999                                     2,066,664     435,798  12,377,976     874,600    347,850
    Issuance of common stock pursuant to the exercise of
        stock purchase warrants                                     --          --   2,377,024     413,795         --
    Issuance of common stock units in private placement-net
        of offering costs                                           --          --   4,000,000   1,992,091         --
    Issuance of common stock in private placement-net of
       offering costs                                               --          --     125,000      48,127         --
    Common stock issued to employees                                --          --      37,000      30,490         --
    Exercise of stock options                                       --          --      32,500      17,875    (14,625)
    Recognition of deferred compensation on stock options           --          --          --          --    283,475
    Amortization of deferred compensation                           --          --          --          --         --
    Net loss                                                        --          --          --          --         --
                                                             ---------  ----------  ----------  ----------  ---------

Balance, December 31, 1999                                   2,066,664     435,798  18,949,500   3,376,978    616,700
    Exercise of common stock purchase warrants                      --          --   6,000,000   3,500,000         --
    Exercise of stock options                                       --          --       5,000       2,750     (2,250)
    Common stock issued to employee                                 --          --       2,000       2,800         --
    Shareholder contribution                                        --          --          --      26,260         --
    Recognition of deferred compensation on stock options           --          --          --          --    101,133
    Amortization of deferred compensation                           --          --          --          --         --
    Net loss                                                        --          --          --          --         --
                                                             ---------  ----------  ----------  ----------  ---------

Balance, December 31, 2000                                   2,066,664  $  435,789  24,956,500  $6,908,788  $ 715,583
                                                             =========  ==========  ==========  ==========  =========

(RESTUBBED TABLE)

                                                                                             Total
                                                              Accumulated      Deferred   Stockholders'
                                                                Deficit      Compensation    Equity
                                                              ------------   ------------ -------------
Balance, January 1, 1999                                      (1,227,334)     (309,200)      121,714
    Issuance of common stock pursuant to the exercise of
        stock purchase warrants                                       --            --       413,795
    Issuance of common stock units in private placement-net
        of offering costs                                             --            --     1,992,091
    Issuance of common stock in private placement-net of
       offering costs                                                 --            --        48,127
    Common stock issued to employees                                  --       (27,340)        3,150
    Exercise of stock options                                         --            --         3,250
    Recognition of deferred compensation on stock options             --      (283,475)           --
    Amortization of deferred compensation                             --       276,577       276,577
    Net loss                                                  (2,162,088)           --    (2,162,088)
                                                             -----------   -----------   -----------

Balance, December 31, 1999                                    (3,389,422)     (343,438)      696,616
    Exercise of common stock purchase warrants                        --            --     3,500,000
    Exercise of stock options                                         --            --           500
    Common stock issued to employee                                   --            --         2,800
    Shareholder contribution                                          --            --        26,260
    Recognition of deferred compensation on stock options             --      (101,133)           --
    Amortization of deferred compensation                             --       299,014       299,014
    Net loss                                                  (3,447,005)           --    (3,447,005)
                                                             -----------   -----------   -----------

Balance, December 31, 2000                                   $(6,836,427)  $  (145,557)  $ 1,078,185
                                                             ===========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TEK DIGITEL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                        2000         1999
                                                                    -----------  -----------
Cash Flows From Operating Activities
Net loss                                                            $(3,447,005) $(2,162,088)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
   Depreciation                                                          31,578       25,916
   Amortization of deferred compensation                                299,014      276,577
   Allowance for uncollectible accounts                                  41,344           --
   Issuance of common stock to employees for services                     2,800        3,150
   Donated services from a shareholder                                   26,260           --
   Changes in operating assets and liabilities
        Increase in accounts receivables                                (48,991)     (34,385)
        Increase in inventory                                          (136,686)    (371,432)
        (Decrease) increase in prepaids and other current assets         83,146     (149,030)
        Increase in other assets                                        (41,810)      14,552
        Increase in accounts payable                                    182,281       87,349
        (Decrease) increase in accrued expenses                         150,217       (8,054)
        (Decrease) Increase in unearned revenue                        (176,971)     269,200
                                                                    -----------  -----------

Net cash used in operating activities                                (3,034,823)  (2,048,245)
                                                                    -----------  -----------

Cash Flows From Investing Activities
Purchases of property and equipment                                     (58,062)     (67,715)
                                                                    -----------  -----------

Cash Flows From Financing Activities
Proceeds from issuance of common stock units                                 --    1,040,218
Proceeds from the exercise of stock purchase warrants                 3,500,000    1,413,795
Proceeds from exercise of stock options                                     500        3,250
                                                                    -----------  -----------

Net cash provided by financing activities                             3,500,500    2,457,263
                                                                    -----------  -----------

Net change in cash and cash equivalents                                 407,615      341,303

Cash at beginning of year                                               477,682      136,379
                                                                    -----------  -----------

Cash at end of year                                                 $   885,297  $   477,682
                                                                    ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             TEK DIGITEL CORPORATION
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Description of the Business

         TEK DigiTel Corporation (the "Company") was incorporated in Wyoming in December 1995. In July 1998, the Company merged with and into ATC Group, Inc., a wholly owned subsidiary of Diversified Technologies, Inc. ("Diversified"). The merger was in effect a reverse acquisition, and was accounted for as a recapitalization as more fully described in Note 4 below.

         The Company is a state-of-the-art technology company that develops and manufactures Internet access devices used by service providers to offer integrated voice/data services to the small and medium business. In addition, the Company has developed the software and services necessary to help them deploy and manage these devices and offer sophisticated voice services to its customers.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

         The consolidated financial statements include the accounts of the Company and ATC Group, Inc (ATC Inc.). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Supplemental Cash Flow Information

         For the years ended December 31, 2000 and 1999, the Company paid no income taxes or interest.

Inventory

         Inventories are stated at the lower of cost, utilizing the first-in, first-out method, or market. Inventory consists primarily of hardware components used in the assembly of iGATE servers and iGATE produced for sale. Management reviews inventory at regular intervals for obsolescence, and at December 31, 2000 believes no material obsolescence exists.

Property and Equipment

         Property and equipment are stated at original cost and are depreciated using an accelerated depreciation method over the estimated useful lives of the assets, ranging from three to five years. Routine repairs and maintenance are expensed as incurred.

Revenue Recognition

         Product sales revenue is generally recognized upon product shipment. Contract services revenue is recognized when the services are performed. During the year ended December 31, 1999, the Company recognized license revenue related to a nonexclusive license to manufacture the Company's products which was terminated and under which the Company has no continuing obligation. Cash received prior to product shipment is recorded as unearned revenue.

License and Royalties

         The Company amortizes the cost of licenses it has entered into over the life of the license as a general and administrative cost. Royalty costs are charged to cost of sales as units are sold.

Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

         The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

Net Loss per Share

         The Company reports basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income (loss), adjusted by the assumed conversion of any potential common share equivalents, including stock options, stock purchase warrants and convertible Series A Preferred Stock, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding. Common stock equivalents totaling 13,815,000 and 17,825,000 at December 31, 2000 and 1999, respectively, were not included in the computation of diluted loss per share, because to do so would have been anti-dilutive.

Income Taxes

         Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected more likely than not to be realized.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. The Company will adopt SFAS 133 in the first quarter of 2001. The Company does not expect the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

Note 3 - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial losses from operations since its inception, and such losses have continued through the year ended December 31, 2000. As shown in the financial statements, the Company has an accumulated deficit of $6,836,427 at December 31, 2000.

         The Company's continuation as a going concern is dependent upon several factors, the most significant of which are its ability to successfully introduce its products to market and generate sales revenue and obtain additional financing. Should the Company not be successful in introducing its products to market and generating sales, it will need to raise additional financing. The Company has been highly dependent on a single investor who has since 1999 invested $5,500,000 that provided substantially all working capital requirements for fiscal years 2000 and 1999.

         The Company is developing its sales and marketing strategies, and is actively pursuing additional equity and debt financing to provide the necessary funds for working capital until sales levels are sufficient to provide adequate cash flow. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Merger with Diversified Technologies, Inc.

         On June 18, 1998, ATC Group, LLC, (ATC LLC) and ATC Inc. were merged, with ATC Inc. being the surviving corporation. ATC Inc. was formed solely to facilitate this merger, and is a wholly owned subsidiary of Diversified Technologies, Inc. (Diversified). Diversified name was changed to TEK DigiTel upon consummation of the merger. The members of ATC LLC received, in exchange for 100% of their ownership interest in ATC LLC, 6,200,000 shares common stock and 2,066,667 shares of Series A, Voting Convertible Preferred Stock. Each share of convertible Series A, Voting Convertible Preferred Stock is convertible, subject to certain terms and conditions described in Note 6, into six shares of Company common stock. The effective date of the merger was July 6, 1998. Prior to the merger, Diversified was a non-reporting OTC BB listed company with no significant assets or liabilities, and no operations.

         For accounting purposes, the acquisition has been treated as a recapitalization of ATC LLC, with ATC LLC as the acquirer (reverse acquisition). The historical financial statements prior to July 6, 1998 are those of ATC LLC. ATC LLC, ATC Inc, and Diversified executed the merger transaction believed by management to be a tax-free reorganization. Neither ATC LLC, any of its members, ATC Inc. or Diversified recognized any gain or loss as a result of the merger.

Note 5 - Accounts Receivable

         Accounts receivable consisted of the following at December 31:

                                                          2000        1999
                                                        -------     -------

         Customer receivable                            $83,376     $34,385
         Less: allowance for uncollectible accounts      41,344          --
                                                        -------     -------
                                                        $42,032     $34,385
                                                        =======     =======

Note 6 - Inventory

         Inventory consisted of the following at December 31:

                                                          2000         1999
                                                        -------      -------

         Raw materials                                 $163,514     $103,126
         Work in process                                213,300      257,135
         Finished goods                                 131,304       11,171
                                                       --------     --------
                                                       $508,118     $371,432
                                                       ========     ========

Note 7 - Property and Equipment

         Property and equipment consisted of the following at December 31:

                                                         2000         1999
                                                       -------      -------

         Computer and test equipment                  $123,879     $ 79,921
         Furniture, fixtures and office equipment       47,837       33,732
                                                      --------     --------
                                                       171,716      113,654
         Less:  Accumulated depreciation                78,355       46,777
                                                       -------     --------
                                                      $ 93,361     $ 66,877
                                                      ========     ========

Note 8 - Other Assets

         Other assets consisted of the following at December 31,

                            2000         1999
                          -------      -------
         Deposits        $ 16,509      $ 19,248
         License Fee      128,274        83,725
                         --------      --------
                         $144,783      $102,973
                         ========      ========

Note 9 - Stockholders' Equity

         Pursuant to an Agreement and Plan of Merger entered into in 1998 with Diversified, the Company agreed to sell 1,600,000 units at a price of $0.10 per unit. Each unit consisted of one share of common stock; one Class A common stock purchase warrant exercisable until April 30, 1999 to purchase one share of Company common stock for $0.12 per share; one Class B common stock purchase warrant exercisable until April 30, 1999 to purchase one share of Company common stock for $0.16 per share; and one Class C common stock purchase warrant exercisable until April 30, 1999 to purchase one share of Company common stock for $0.22 per share. The Company sold, on July 24, 1998, all the units to an individual who was an officer of Diversified. All the warrants were exercised during 1998 and 1999.


Series A, Voting Convertible Preferred Stock

         The Company has authorized 20,000,000 shares of preferred stock, no par value, of which the Company has designated a total of 2,100,000 shares as Series A, Voting Convertible Preferred Stock (the Series A preferred stock).

         The shares of Series A preferred stock are not subject to redemption. Each share of Series A preferred stock may, subject to certain terms and conditions as outlined below, may be converted, at the option of the holder, into six shares of Company common stock.

         On March 8, 1999, since the Company had not met certain conditions related to the conversion of the Series A Preferred Stock, its was subject to the automatic conversion into six shares of common stock. However, by unanimous written agreement, on April 24, 2000, all of the Series A preferred stockholders waived their right to immediately convert their Series A preferred stock and agreed to be bound by the conversion rates and the conversion conditions as set forth in the table below. These conversion conditions need not be satisfied in any particular order, nor is the satisfaction of any conversion condition dependent upon the prior satisfaction of any other conversion condition.

         As of December 31, 2000, the first conversion provision has been met, however as of December 31, 2000 no Series A preferred stock shares has been converted into shares of common stock as of that date.

                                                               Conversion
                        Conversion Conditions                      Rate                Status
                        ---------------------                  ----------              ------
(i)      1/4 of the shares of Series A preferred                    6:1        Condition achieved in
         stock held may be converted when the                                  May 1999
         Company's two-port Voice Server has
         successfully completed beta testing by a
         customer.

(ii)     1/4 of the shares of Series A preferred                    6:1        Condition achieved in
         stock held may be converted when the                                  January 2001
         company's four-port Voice Server, has
         successfully completed original beta testing
         by a customer

(iii)    1/4 of the shares of Series A preferred                    6:1        Condition not yet
         stock held may be converted when the company                          achieved
         has recorded an aggregate of $5,000,000 in
         sales

(iv)     1/4 of the shares of Series A preferred                    6:1        Condition not yet
         stock held may be converted when the Company                          achieved
         has recorded an aggregate of $10,000,000 in sales.

         Series A preferred stockholders are entitled to vote in elections of directors and on other matters generally as to which the company's stockholders may vote. Each share of Series A preferred stock is entitled to cast three votes on every matter placed before stockholders. The shares of Series A preferred stock vote with the common shares and not as a separate class.

         The Series A preferred stockholders are not entitled to receive any dividends. However, if a dividend is declared on the Company's common stock or on any series of preferred stock ranking equal or junior to the Series A preferred stock then Series A preferred stockholders are entitled to receive a proportional share of the dividend.

Private Placement Offerings

         On October 18, 1999, the Company entered into an Private Placement Agreement for the sale of 2,000,000 units under an exemption for registration provided by Regulation S with an individual for $0.50 per unit. Each unit consists of one share of the Company's common stock, and four warrants, Class D, E, F and G, exercisable at various dates through August 31, 2001. The Class D and Class E warrants are exercisable at $0.50 per share, the Class F warrant is exercisable at $0.60 per share, and the Class G warrant is exercisable at $0.65 per share.

         During the year ended December 31, 1999, this individual exercised the Class D warrant, investing an additional $1,000,000 for the purchase of 2,000,000 shares. During the year ended December 31, 2000, this individual exercised the Class E, F, and G warrants investing an additional $3,500,000 for the purchase of 6,000,000 shares.

         During 1999, the Company also sold 125,000 shares of common stock to an individual for a total investment of $50,000. The Company incurred $1,873 of legal fees related to this investment, and has correctly recorded these fees as an offset to the investment.

Note 10 - Stock Based Compensation

1997 Employee Stock Compensation Plan

         The Company adopted the 1997 Employee Stock Compensation Plan (the ESC
Plan) for employees, officers, directors and advisors of the company in January 1997. The Company has reserved 1,000,000 shares of common stock for issuance under the ESC Plan. The ESC Plan expires on January 17, 2002. Awards of ESC Plan shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance, or may be sold to eligible employees.

         The Company also adopted the 1997 Compensatory Stock Option Plan (the CSO Plan) for employees on January 18, 1997. The Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options granted under the CSO Plan. The CSO Plan provides only for the issuance of non-statutory stock options which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The CSO Plan expires on January 17, 2007. CSO Plan options will be granted at exercise prices determined by the Board of Directors or other CSO Plan administrator, but the exercise price may not be less than 85% of the fair market value of the common stock on the date of the grant of the option. Stock options granted under the CSO Plan generally vest ratably over a three-year period and expire 10 years from the date of the grant.

         During the years ended December 31, 2000 and 1999, the Company granted 2,000 and 37,000 shares of common stock, respectively, to employees. The shares issued during these periods were fully vested at the time of issuance. The Company has recorded compensation expense of $2,800 and $3,150 related to these stock grants for the years ended December 31, 2000 and 1999, respectively.

         The following table summarizes stock option transactions:

                                                              Weighted
                                                               Average
                                             Number of        Exercise
                                               Shares           Price
                                             ----------       --------

      Outstanding at January 1, 1999         1,073,000           .10
      Options granted                        1,209,250           .10
      Options exercised                        (32,500)          .10
                                             ---------
      Outstanding at December 31, 1999       2,249,750           .10

      Options granted                           66,333          1.88
      Options exercised                         (5,000)          .10
      Options canceled                        (896,334)          .73
                                             ---------
      Outstanding at December 31, 1999       1,414,749           .40

      Exercisable at December 31, 1999         965,139           .13

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                                          Options Outstanding         Options Exercisable
                                                        ------------------------   -------------------------
                                                        Weighted       Weighted                    Weighted
                                                        Average        Average                     Average
                                       Number of        Exercise       Contract    Number of       Exercise
                                         Shares           Price       Life (Yrs)    Shares          Price
                                         ------           -----       ----------    ------          -----
     $0.10 Exercise price               1,041,750         0.10          0.77        782,000          0.10
     $0.50-$2.16 Exercise price           372,999         1.03          1.86        183,139          0.63

         The Company accounts for stock options granted to employees in accordance with APB 25. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company recorded compensation expense of approximately $302,000 and $299,000 related to options which were granted with the exercise price less than market price in the years ended December 31, 2000 and 1999, respectively. The Company has provided additional pro forma disclosures as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

         For disclosure purposes, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options and rights to receive stock in 2000 and 1999; no annual dividends, expected volatility of 150% and 149%, respectively, risk-free interest rate of approximately 5.00%, and expected life of three years. The weighted-average fair values of the stock options granted to employees in 2000 and 1999 were $1.55 and $0.93, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and net loss per share for the years ended December 31, 2000 and 1999 using the Black-Scholes option pricing model would have been approximately $3,700,000 and $0.17, and $2,333,000 and $0.15, respectively.

Note 11 - Income Taxes

         No provision for US federal or state income taxes have been recorded in any period, as the Company has incurred operating losses since its inception.

         Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows as of December 31,

                                              2000              1999
                                          -----------       -----------
Net operating loss tax carryforwards        2,230,000         1,074,000
Deferred compensation                          45,000            45,000
 Other                                        146,000            23,000
                                          -----------       -----------
                                            2,421,000         1,142,000
Less: valuation allowance                  (2,421,000)       (1,142,000)
                                          -----------       -----------
  Deferred tax assets                     $        --       $        --
                                          ===========       ===========

         Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

         The Company has available, for U.S. income tax purposes, net operating loss carryforwards of approximately $5,900,000 at December 31, 2000, which can be used to offset future taxable income through 2020 and a credit for research and development costs of approximately $45,000. There can be no assurance that the Company will realize the benefit of the net operating loss or research and development credit carryforwards. In addition, the Company's utilization of its net operating loss carryforward may be limited pursuant to Internal Revenue Code
Section 382, due to cumulative changes in ownership in excess of 50% within a three year period.

         The primary difference in the Company's federal statutory income tax rate and the Company's effective rate is primarily attributed to the impact of state income taxes and the recording of a full valuation allowance.

Note 12 - Related Party Transactions

         During the year ended December 31, 1999, the Company rented office space, purchased consulting services, and acted as a subcontractor from one of its shareholders. During the year ended December 31, 1999 the Company paid this shareholder amounts totaling $30,250. In January 2000, the Company relocated its offices and no longer leases office space from this party.

         During the year ended December 31, 2000, a shareholder of the Company provided iGATE assembly services at no cost to the Company. The fair market value of such services was approximately $26,000, which has been recorded as shareholder contribution in the accompanying financial statements.

Note 13 - Commitments and Contingencies

Operating Leases

         The Company leases office space in Maryland and equipment under non-cancelable operating leases expiring in various years through 2005. Total rent expense for all operating leases was $146,173 and $50,361 in 2000 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 1999 are as follows:

                    Year ending December 31,            Amount
                    ------------------------           --------
                              2001                     $136,873
                              2002                      136,333
                              2003                      130,419
                              2004                      122,364
                              2005                          210
                                                       --------
                                                       $526,199
                                                       ========

Licensing Agreement

         As part of the license Agreement with Telogy, the Company has agreed to pay $378,000 for software license royalties through September 2002. As of December 31, 2000, the Company has made payments of $25,700. The amount has been recorded as a prepaid expense and is being amortized as units are sold.

Note 14 - Major Customers

         A limited number of customers have historically accounted for a significant portion of the Company's net revenues. Customers that represented in excess of 10% of the Company's product sales are as follows:

                                       December 31, 2000      December 31 1999
                                       -----------------      ----------------
           Customer A                         36%                     54%
           Customer B                         26%                     --
           Customer C                         10%                     --

All of the license revenue recognized by the Company during the year ended December 31, 1999 was received from one company, as described in Note 1.

Note 15 - Subsequent Events

         On March 23, 2001, the Company signed a non-binding Memorandum of Agreement (MOU) with Arelnet Ltd. (Arelnet) to entered into an Original Equipment Manufacturer (OEM) arrangement whereby Arelnet may purchase up to 150,000 units of the Company's V-Server products at a predetermined fixed price per unit. As an incentive for Arelnet to purchase the Company's V-Server products, the MOU also grants to Arelnet warrants to purchase the Company common stock based on performance milestones as follows:

 Number of Units                   Number of Warrants           Warrant Price
---------------------            ---------------------       ------------------

First 5,000 units                  1.6 Million shares              $0.70
Next 10,000 units                  1.6 Million shares              $0.90
Next 15,000 units                  1.6 Million shares              $1.10
Next 20,000 units                  2.0 Million shares              $1.20
Next 25,000 units                  1.6 Million shares              $1.30
Next 25,000 units                  1.6 Million shares              $1.40
Next 50,000 units                  2.0 Million shares              $1.50

Warrants are granted when each performance milestone is achieved and vest on the earlier of receipt of payment in full for all units under each milestone achieved or non-delivery by the Company of V-Server products ordered by Arelnet within 90 days of the scheduled delivery date.

This MOU is subject to the approval of each party's board of directors and execution of the final agreement within 60 days of the date of the MOU. As of March 23, 2001, Arelnet has provided the Company advance payment of $150,000 for future purchases under this MOU. As part of this MOU, Arelnet has also agreed to provide the Company a $610,000 letter of credit.

As of March 23, 2001, Arelnet has not achieved any of the above performance milestones.

The Company is currently negotiating with a bank for a $750,000 line of credit for which it will be required to pledge the letter of credit received from Arelnet as partial collateral. Should the Company be successful in negotiating this line of credit, it plans to utilize the proceeds to fund current operations.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

         Our bylaws provide for a Board of Directors consisting of one to five directors. Currently, our Board consists of three directors. Each director is elected to serve for a one-year term, until the next annual meeting of stockholders and until his successor has been duly elected and qualified. The Board of Directors elects officers annually. Generally, officers serve at the Board's discretion, except that Messrs. Chimood, Yang and Chao each have an employment agreement to serve as officers until June 30, 2002. Also, we may enter into employment agreements with other officers.

         Pursuant to the merger agreement, Messrs. Thomas Yang, Enghe Chimood and Ke-Ou Chao are serving as directors and executive officers until July 6, 2001. In the merger agreement, the former ATC

LLC members also agreed to vote all of their shares in favor of electing the above-mentioned persons to the Board of Directors through July 2001. The merger agreement also provided for the selection of a fourth director to serve for this three-year period following the merger. Mr. Robert Clarke originally served as the fourth director but resigned effective September 7, 1999, and has not been replaced.

         In addition, under the private placement subscription agreement with Tseng Yun Tsai, Mr. Tsai has the right to appoint one director to our Board of Directors annually and the right to appoint two directors to our Board of Directors annually upon the exercise of all of the warrants purchased by Mr. Tsai, subject to shareholders' approval. Because Mr. Tsai has not yet exercised all of his warrants, at the 2001 annual meeting, he will have the right to appoint two directors, subject to the approval of the stockholders.

Directors and Executive Officers

         The following table sets forth the names, ages and positions of our directors and executive officers.

                          Age as of
        Name           December 31, 2000                    Position
------------------    ------------------     ----------------------------------
Enghe Chimood                47              Co-Chairman of the Board, Chief
                                             Executive Officer and President
------------------    ------------------     ----------------------------------
Thomas Yang                  49              Co-Chairman of the Board, Chief
                                             Operating Officer
------------------    ------------------     ----------------------------------
Ke-Ou Chao                   43              Director, Chief Technical Officer,
                                             and Corporate Secretary
------------------    ------------------     ----------------------------------

         The following descriptions set forth the length of service of each of our directors and executive officers and the principal occupations of these individuals during the past five years.

Enghe Chimood, Chief Executive Officer; President and Co-Chairman of the Board

         Mr. Chimood, one of our founders, has served as an executive officer of ours since ATC LLC's inception in December 1995. He currently serves as our Chief Executive Officer and president and is responsible for the overall management of the company. Mr. Chimood has extensive experience in the design and development of telecommunications products based on embedded distributed microprocessors. Prior to founding our company, Mr. Chimood spent more than 13 years in related senior management and technical management positions with Hughes Network Systems, GTE Telenet Communications Corporation, Pilot Research Associates and, most recently, Orbital Communications Corporation, where he was employed from 1992 to 1995 as a principal engineer.

         Mr. Chimood holds a B.S. degree in Electrical Engineering from National Taiwan University and a M.S. degree in Computer Science from the Georgia Institute of Technology. He also completed all the course work necessary to earn his Ph.D. in Engineering Administration from George Washington University, but has yet to prepare his doctoral dissertation.

Thomas Yang, Chief Operating Officer; Co-Chairman of the Board

         Mr. Yang, one of our founders, currently serves as our Chief Operating Officer and has served our company and its predecessor, ATC LLC, in various executive capacities since ATC LLC's formation. Mr. Yang is responsible for our day to day management and customer support. Mr. Yang also provides marketing/sales support to the Pacific Rim countries of China, Taiwan, and Hong Kong due to his relationships with key individuals in these regions. Mr. Yang has extensive experience in the management, design, development and network integration of large-scale networking products, including digital and hybrid switching systems for packet-based wide area networks. Prior to founding our company, Mr. Yang amassed nearly 20 years of experience in voice and data communications, holding key management positions for industry leaders including Bell Atlantic, IBM, GTE Telenet Communications Corporation and Data General. Mr. Yang was the Director of Engineering at I-NET from January1995 to February1996 and a Network Project Manager for Bell Atlantic from February 1996 to April 1996. He also recently served as Program Manager for Glocom, Inc. from 1996 to 1998.

         Mr. Yang received a B.S. Electrical Engineering degree from the University of Illinois and an M.S. Electrical Engineering degree from George Washington University.

Ke-Ou Chao, Vice President, Engineering; Chief Technical Officer; Director; Corporate Secretary

         Mr. Chao, one of our founders, currently serves as our Vice President of Engineering, Chief Technical Officer, and Corporate Secretary and is responsible for leading the development of all hardware and software for our products. He has served in various executive positions at our company and its predecessor, ATC LLC, since ATC LLC's formation in December 1995. Mr. Chao has extensive experience in the design, implementation and testing of telecommunication products based on embedded distributed microprocessors. In addition, Mr. Chao has extensive related experience, having spent more than 15 years in senior development and management positions at leading networking companies such as GTE Telenet Communications Corporation, Hughes Network Systems, Data General and Pulsecom. Mr. Chao served as Principal Software Engineer at Pulsecom from January 1991 to May 1996. Major accomplishments include developing TCP/IP, SONET, and ATM product lines.

         Mr. Chao received his M.S. Electrical Engineering degree from George Washington University.

Advisory Board

         On October 1, 1999, our Board of Directors authorized the establishment of a five member advisory board to assist our management team in shaping our business, technology, and product strategies. The role of the advisory board includes the following:

         o        provide strategic guidance to our management team;

         o solicit and present an objective "outside view" from peers in and out of the advisory board members' respective industries;

         o counsel management on a regular basis on issues such as organizational structure, infrastructure, governance, growth opportunities, market position and other issues vital to the success of the company; and

         o provide our management with leads on talented individuals needed to fill key positions.

         We anticipate that this group will be comprised of industry leaders and notable industry consultants who can lend their extensive industry and business experience to our management team. On November 29, 1999, the Board of Directors appointed Joseph A. Crupi as the first member of our advisory board. Mr. Crupi is the President and CEO of Telogy Networks, Inc., a Texas Instrument company. As compensation for his board membership, Mr. Crupi was granted an option to purchase 30,000 shares of our common stock with an exercise price of $.50 per share. Twenty-five percent, or 7,500, of the total number of options granted vest every three months beginning on November 29, 1999. Mr. Crupi also receives a $300 per diem for each advisory board meeting attended at our offices. Further, Mr. Crupi will be reimbursed for his travel expenses incurred in furtherance of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires each of our directors, executive officers and shareholders owning in excess of 10% of our outstanding equity stock to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company with the Securities and Exchange Commission (SEC). SEC regulations require that these reporting persons furnish us with copies of all Section 16(a) forms that they file. Based on our review of copies of the reports which we received, and on written representations by certain reporting persons that no Forms 5 were required, we believe that the reporting persons complied with their Section 16(a) filing requirements in a timely fashion, except for Tseng Yun Tsai, a principal shareholder. Mr. Tsai has not filed a Form 5, Annual Statement of Beneficial Ownership of Securities, for the 2000 fiscal year to report one late transaction. Management is working with Mr. Tsai to ensure that his Form 5 will be filed shortly.

         ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to our Chief Executive Officer and our other officers by our company for their services in all capacities rendered during 2000, 1999 and 1998.

                           Summary Compensation Table

-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
          Name                   Principal Position           Year        Salary        Bonus          Options
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
Enghe Chimood              Chief Executive Officer,
                           President and co-chairman of
                           the Board of Directors             2000         $ 70,500             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1999           71,015             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1998 (1)       56,193             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
Rocco DiCarlo              President                          2000           96,339             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1999          120,000             -    1,500,000 (2)
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
Thomas Yang                Chief Operating Officer and
                           co-chairman of the Board of
                           Directors                          2000           72,807             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1999           78,652             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1998 (1)       46,537             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
Ke-ou Chao                 Chief Technical Officer,
                           Secretary and a Director           2000           72,808             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1999           70,769             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------
                                                              1998 (1)       56,193             -                -
-------------------------- ------------------------------- ----------- ------------- ------------- ----------------

(1) This individual was a founder of and employed by ATC LLC prior to its merger with us on July 6, 1998. Compensation received from ATC LLC is not included above.

(2) Mr. DiCarlo was appointed Vice President in December 1998 but received no compensation until 1999. The terms and conditions of the long term compensation options granted to Mr. DiCarlo are more fully described below. Mr. DiCarlo's employment was terminated in September 2000.

         The amount of other annual compensation received by each named executive officer consisted primarily of the use of company-owned vehicles and did not exceed either $50,000 or 10% of each executive's annual salary and bonus.

Excessive Compensation Prohibited

         Under the merger agreement, during the first year following the merger, no prior member of ATC LLC may receive annual compensation with a cash value exceeding $60,000. The agreement further provides that the compensation may be increased to $70,000 during the second year following the merger and that the Board may override these restrictions by unanimous vote based on extraordinary efforts. By the unanimous adoption of a resolution on September 30, 1998, the Board of Directors increased the $60,000 limit during the first year following the merger to $70,000, based on the extraordinary efforts of the prior members of ATC LLC. Messrs. Chimood, Yang and Chao are prior members of ATC LLC; Mr. DiCarlo is not a prior member of ATC LLC.

Option Grants and Option Exercises in Fiscal Year 2000 and Year-End Option
Values

         We did not grant any of the executives named above in the Summary Compensation Table any stock options in 2000; and, none of the named executives exercised any options during 2000. Rocco DiCarlo is the only named executive who currently owns stock options. On Mr. DiCarlo's date of employment, December 16, 1998, we agreed to grant options to purchase 1,500,000 shares of common stock at the exercise price of $.10 per share. These options were to vest upon the attainment of certain performance milestones.

         At December 31, 1999, Mr. DiCarlo had attained the first milestone, namely, his completion of our research and development plan; and, as a result, the option to purchase 300,000 shares was exercisable. Mr. DiCarlo's options expire 10 years from the date of grant and the remaining options to purchase 1,200,000 shares were to vest upon the attainment of certain sales levels. However, Mr. DiCarlo's employment was terminated on September 11, 2000, in connection with the reorganization of our sales and marketing division. As of that date, none of the additional milestones had been attained. In connection with Mr. DiCarlo's termination, we negotiated the treatment of these unexercisable options and have agreed to extend the expiration date of Mr. DiCarlo's options, both vested and unvested, for one from the date of his termination, and have further defined the performance criteria governing the vesting of Mr. DiCarlo's unvested options. As of December 31, 2000, Mr. DiCarlo has not met any of the performance criteria related to his unvested options. Based on the fair market value of our common stock as of December 31, 2000, the 300,000 exercisable options Mr. DiCarlo holds had an aggregate value of $72,000, and his 1,200,000 unexercisable unvested options had an aggregate value of $288,000.

Directors' Compensation

         The directors receive no cash compensation for their services as directors. All of the members of the Board, Messrs. Chimood, Yang and Chao, are also executive officers and receive salaries and other compensation as described above.

1997 Employee Stock Compensation Plan

         Our predecessor, Diversified Technologies, Inc., adopted the 1997 Employee Stock Compensation Plan (the ESC Plan) for employees, officers, directors and advisors to the company on January 18, 1997. Pursuant to the terms of the merger agreement, this plan remained in effect after the merger's effective date. Under the terms of this plan, 1,000,000 shares of common stock were reserved for issuance upon the grant of awards under this plan. The ESC Plan expires on January 17, 2002. The Board of Director's Compensation Committee (or the full Board) is responsible for the administration of the ESC Plan and has sole power to award common shares pursuant to the plan. Awards of ESC Plan shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance, or may be sold to eligible persons. ESC Plan shares awarded other than for services rendered may not be sold for less than their fair value on the grant date. As of December 31, 2000, 194,000 common shares had been awarded under this plan.

1997 Compensatory Stock Option Plan

         Our predecessor, Diversified Technologies, Inc., adopted the 1997 Compensatory Stock Option Plan (the CSO Plan) for employees on January 18, 1997. Pursuant to the terms of the merger agreement, this plan remained in effect after the merger's effective date. Under the terms of the CSO Plan, as modified in 1999, 4,500,000 shares of common stock were reserved for issuance upon the exercise of options granted under this Plan and our 1999 New Hired Employee Stock Compensation policy. The CSO Plan provides for the issuance of non-statutory stock options that are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The plan expires on January 17, 2007. Our Board of Directors may appoint the Board's Compensation Committee (provided it consists of at least two members of the Board who are Non-Employee Directors) as administrator of this plan. Currently, the full Board is responsible for the duties allocated to the Compensation Committee. CSO Plan options will be granted at exercise prices determined by the Board of Directors, but the exercise price may not be less than 85% of the fair market value of the common stock on the date of the option grant. As of December 31, 2000, 2,348,583 have been granted under this plan. On May 1, 1999, the Board of Directors, by resolution, authorized 3,000,000 shares of common stock to be issued and added to the CSO Plan, in conjunction with its establishment of the 1999 New Hired Employee Stock Compensation policy.

Executive Employment Agreements

         On April 22, 1999, we entered into an executive employment agreement with Thomas Yang, and on January 20, 2000, we entered into executive employment agreements with Ke-Ou Chao and Enghe Chimood. The employment agreements are attached as Exhibits 10.1, 10.2 and 10.3. The agreements terminate on June 30, 2002, without a renewal option. During the term of the agreements, Mr. Chimood shall serve as Chief Executive Officer and Co-Chairman the Board; Mr. Yang shall serve as Chief Operating Officer and Co-Chairman of the Board; and Mr. Chao shall serve as Vice President, Engineering and Director.

         The executives shall devote substantially all of their business time and effort to our business. Under the agreements, the executives receive the following annual base salaries:

                     -------------------   --------------------   ----------------------
                        Enghe Chimood           Thomas Yang             Ke-ou Chao
                     -------------------   --------------------   ----------------------
4/22/99 to 6/30/99           N/A             $60,000, prorated              N/A
7/1/99 to 6/30/00            N/A                  $70,000                   N/A
1/20/00 to 6/30/01    $70,000, prorated             N/A              $70,000, prorated
7/1/00 to 6/30/01       $150,000 (1)            $150,000 (1)           $150,000 (1)
7/1/01 to 6/30/02         $170,000                $150,000               $150,000

(1) In July 2000, this executive decided to defer $80,000 of his base salary, for the period beginning July 1, 2000 and ending June 30, 2001, until a later date.

         In addition, under the terms of the agreements, the above executives will also receive customary employee benefits which include health and life insurance and use of a company leased vehicle.

         The employment agreements also contain provisions in the event of our change of control if the executive's employment is involuntarily terminated, without serious cause, as defined in the agreements, and without breach of the agreement's non-compete, confidentiality and certain other provisions, by the entity acquiring control of us we must pay the executive his earned but unpaid base salary and incentive compensation as of the date of termination; and any shares of Series A voting convertible preferred stock owned by the executive will automatically convert into shares of our common stock.

         These executives must also maintain the confidentiality of certain information about us and have agreed that any intellectual property they develop resulting from their services with us will belong to us, the presumption being, as stated in the agreements, that any intellectual property developed or worked on by the executive at any time during his employment will be the result of his services under his employment agreement. The agreements also contain a non-compete provision, whereby the executives agree not to compete directly or indirectly with us during their employment and for two years following their termination of employment.

Executive Severance Package

         In September 2000, we decided to relocate our sales and marketing function from Canada to our Maryland headquarters. In connection with this consolidation, we terminated all of our Canadian sales and marketing consultants, including Mr. Rocco DiCarlo, our then President. We did not enter into a written employment agreement or severance arrangement with Mr. DiCarlo. We have recently negotiated a severance package with Mr. DiCarlo, which includes extending the expiration period of his 300,000 previously vested options exercisable at $0.10 per share for one year. Further, Mr. DiCarlo's vesting period for options to purchase up to 1,200,000 shares at an exercise price of $0.10 per share, based upon the attainment of certain quarterly sales goals was to be extended for one year.

     In addition, Mr. DiCarlo has agreed to return to us all office equipment we provided him to perform his duties and we have agreed to pay him his unused vacation time. The net of these benefits was not significant and we do not we believe that Mr. DiCarlo's termination will have an impact on our future sales and marketing efforts.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth information, as of December 31, 2000, with respect to the following beneficial owners of our common stock for:

         o each person or group of persons, who we know beneficially own more than 5% of any class of our outstanding stock;

         o        each of our executive officers named in the Summary
                  Compensation Table;

         o        each of our directors; and

         o        all executive officers and directors as a group.

         In general, under the SEC's rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security or has the power to dispose or direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

         At December 31, 2000, 24,956,500 shares of our common stock were issued and outstanding, along with approximately 4,483,125 shares reserved for issuance upon the exercise of outstanding options and warrants eligible for exercise into shares of common stock, or for issuance pursuant to employee stock awards, within 60 days. At December 31, 2000, we also had 2,066,667 issued and outstanding shares of Series A voting convertible preferred stock which is the only issued and outstanding series of preferred stock. As of March 23, 2001, 1,033,334 of these Series A shares are eligible for conversion into shares of common stock at a conversion rate of 6:1, pursuant to the merger agreement and our amended Articles of Incorporation.

         Unless otherwise indicated, the address for each listed stockholder is: c/o TEK DigiTel Corporation, 20030 Century Blvd., Suite 201, Germantown, Maryland 20874. To the best of our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common and Series A preferred stock.

      The following table provides information on the beneficial ownership of our securities as of December 31, 2000.

---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
                                                                                Percent of      Percent of      Percent of
                                                                Shares of      Outstanding        Voting          Voting
                                                Percent of       Series A         shares        Ownership,      Ownership,
                                               Outstanding     Convertible     Convertible     Convertible      Convertible
                                Shares of     shares Common      Series A        Series A        Series A        Series A
                              Common Stock        Stock         Preferred       Preferred       Preferred        Preferred
  Name and Address of 5%      Beneficially     Beneficially    Stock Owned        Stock         Stock Not          Stock
          Holder                  Owned         Owned (1)          (2)         Beneficially   Converted (3)    Converted (4)
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Si Tsong Chang
13759 Saratoga Vista
Saratoga, CA  95070                  694,043        3%               286,533       14%              5%              6%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Glocom, Inc.
20010 Century Blvd
Suite 300
Germantown, MD                     1,073,468        4%               357,813       17%              7%              9%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Tseng Yun Tsai
218 Sec. 2 Tun
Hwa S. Rd.
Taipei, Taiwan                    10,000,000       40%                     -        -              32%              27%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Enghe Chimood                        971,664        4%               323,884       16%              6%              8%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Thomas Yang                        1,127,780        5%               375,922       18%              7%              9%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Ke-ou Chao                           896,458        4%               298,822       14%              6%              7%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------
Executive Officers and
Directors, as a Group (3
persons)                           2,995,902       12%               998,628       48%             19%              24%
---------------------------- ---------------- --------------- --------------- --------------- --------------- ----------------

(1) Percentage calculated based on 24,952,500 shares of common stock issued and outstanding. Calculation excludes common stock issuable upon conversion of preferred shares eligible for conversion.

(2) The Series A voting convertible preferred shares are eligible for conversion into shares of common stock at a rate of six shares of common stock for each share of preferred stock owned under certain conditions as described below.

(3) Each share of Series A voting convertible preferred stock entitles its holder to cast three votes on every matter placed before stockholders for consideration. Each share of common stock entitles its holder to one vote. As a result, percentages are calculated based on a total of 6,200,001 votes for all outstanding Series A voting convertible preferred stock and 24,952,500 votes for common stock outstanding.
(4) The Series A voting convertible preferred shares are eligible for conversion into shares of common stock at a rate of six shares of common stock for each share of preferred stock owned under certain conditions described below. As a result, percentages are calculated based on the sum of 2,066,667 shares of outstanding Series A voting convertible preferred stock being converted into 12,400,002 shares of common stock and the 24,952,500 votes for common stock issued and outstanding at December 31, 2000.

         The following table provides information concerning the Series A preferred stock, which is convertible into six fully paid, non-assessable shares of common stock, subject to the following conversion conditions:

---------------------------------------------------------------------------     --------------- -------------------------
                                                                                  Conversion
Conversion Conditions *                                                              Rate               Status
---------------------------------------------------------------------------     --------------- -------------------------
1/4 of the shares of Series A preferred stock held may be converted when in our two-port Voice Server has successfully completed
original beta testing by a customer, as evidenced by the customer's final                       Condition achieved
written acceptance specifying all testing carried out and test results. **           6:1        May 1999
---------------------------------------------------------------------------     --------------- -------------------------
1/4 of the shares of Series A preferred stock held may be converted when our four-port Voice Server has as of September 30, 2000 successfully completed original beta testing by a customer, as evidenced by the
customer's final written acceptance specifying all testing carried out                          Condition achieved in
and test results. **                                                                 6:1        March 2001
---------------------------------------------------------------------------     --------------- -------------------------

1/4 of the shares of Series A preferred stock held may be converted when the company and all subsidiaries have on a combined basis achieved an aggregate of $5,000,000 in booked sales, evidenced by firm purchase orders, firm distribution agreements, license agreements, royalty agreements or other written agreements committing contracting parties to purchase a minimum specified dollar amount of product (collectively, the "Sales Agreements"), subject to no condition, contingency or
limitations other than product delivery and satisfying technical                                Condition not achieved
specifications made part of the Sales Agreements. ***                                6:1        as of December 31, 2000
---------------------------------------------------------------------------     --------------- -------------------------
1/4 of the shares of Series A preferred stock held may be converted when the company and all subsidiaries have on a combined basis achieved an aggregate of $10,000,000 in booked sales, evidenced by Sales
Agreements that are not subject to any condition, contingency or
limitation other than product delivery and satisfying technical                                 Condition not achieved
specifications made part of the Sales Agreements. ***                                6:1        as of December 31, 2000
---------------------------------------------------------------------------     --------------- -------------------------
Automatic Conversion at Maximum Conversion Rate. Notwithstanding the
provisions above, if the Company has not realized $1,000,000 in cash or other value from an offering of our securities prior to deduction of offering-related expenses and other non-operating expenses not to exceed $100,000, (the Qualifying Amount) within 6 months following the date of original issuance of the Series A preferred stock (July 7,
1998), then each share of Series A preferred stock shall, automatically and without any requirement to satisfy any conversion conditions and without need of any further action on the part of holders of Series A preferred stock except to surrender the Series A preferred stock certificates to the company's secretary for conversion, be converted
into and thereafter represent 6 shares of our common stock; provided                            Condition triggered as
however, that if on the date which is 6 months following the original                           of March 8, 1999, but
issue date, a total of at least $650,000 has then been realized by the                          waived by unanimous
company in cash or other value from an offering of our securities prior                         written agreement of
to deductions, then the six-month period in which the company must                              all Series A preferred
raise the Qualifying Amount shall be extended to 8 months following the                         stockholders on April
original issue date.                                                                 6.1        24, 2000
---------------------------------------------------------------------------     --------------- -------------------------

* The four conversion conditions need not be satisfied in any particular order, nor is the satisfaction of any conversion condition dependent upon the prior satisfaction of any other conversion condition.

** In addition to the customer's final written acceptance as called for, full board of directors must by unanimous vote determine that the customer's beta testing occurred as represented in the final written acceptance and that such testing was reasonably appropriate to evaluate fitness of the tested device for its intended use.

*** In addition to the booked sales required, our full board of directors must by unanimous vote determine that all Sales Agreements which evidence the booked sales are valid, arm's length agreements and appropriate to our operations.

         In addition, pursuant to a unanimous written agreement of all Series A preferred stockholders dated April 24, 2000, attached hereto as Exhibit 4.3, all Series A preferred stock may be converted on the fifth anniversary date of the original issuance, which is July 7, 2003, regardless of whether the above described milestones have been met.

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Apart from the employment agreements described under Item 10, and the issuance of stock, warrants and stock options to our directors, officers and principal shareholders, as described elsewhere in this annual report under Items 1, 10 and 11, during 2000 we have not entered into and currently do not intend to enter into any material transactions with any of our directors, executive officers, principal stockholders, or their associates, except as described below.

         During 2000, Glocom, Inc., one of our major shareholders, provided iGate assembly services to us for no cost. We determined the fair market value of these services to be approximately $26,000, which we recorded in our financial statements as a shareholder contribution.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Numbers            Description
-------------      -------------------------------------------------------------

2 Agreement and Plan of Merger by and among Diversified Technologies, Inc., ATC Group, Inc. ATC Group L.L.C., dated June 10, 1998. Incorporated by reference to Exhibit 2 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000
3.(i)              Articles of Incorporation of the Registrant, as amended.
                   Incorporated by reference to Exhibit 3(i) of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
3.(ii)             Bylaws of the Registrant. Incorporated by reference to
                   Exhibit 3(ii) of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
4.1 Form of Stock Certificate of Common Stock. Incorporated by reference to Exhibit 4.2 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
4.2 Form of Stock Certificate for Series A, Convertible Preferred Stock. Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
4.3                Waiver of Conversion Rights of Series A Preferred Stock.
                   Incorporated by reference to Exhibit 4.4 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.1 Employment Agreement, as amended, dated January 20, 2000, between the Registrant and Enghe Chimood. Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.2 Employment Agreement, dated April 22, 1999, as amended, between the Registrant and Thomas Yang. Incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.3 Employment Agreement, dated January 20, 1999, as amended, between the Registrant and Ke-Ou Chao. Incorporated by reference to Exhibit 10.3 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.4 Diversified Technologies, Inc. 1997 Compensatory Stock Option Plan. Incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.5 Diversified Technologies, Inc. 1997 Employee Stock Compensation Plan. Incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.6 Unanimous Written Consent of the Board of Directors, dated May 1, 1999, concerning an amendment to the Diversified Technologies, Inc. 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan. Incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.
10.7 Unit Subscription Agreement, dated October 18, 1999, between the Registrant and Tseng Yun Tsai. Incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on December 21, 2000.

10.8               Office Lease - XXI Office Plaza Associates, 20030 Century
                   Boulevard, Suite 201, Germantown, Maryland. Incorporated by
                   reference to Exhibit 10.8 of Registrant's Registration
                   Statement on Form 10-SB, filed with the SEC on August 2,
                   2000, and as finally amended on December 21, 2000. This
                   exhibit is located in Registrant's Amendment No. 1 to the
                   Registration Statement on Form 10-SB, filed on October 18,
                   2000.
10.9               Memorandum of Understanding between the Registrant and ePHONE
                   Telecom, Inc., dated July 19, 1999, and Amendment, dated
                   September 11, 1999. Incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form 10-SB, filed with the SEC on August 2, 2000, and as finally amended on
                   December 21, 2000. This exhibit is located in Registrant's
                   Amendment No. 3 to the Registration Statement on Form 10-SB,
                   filed on December 21, 2000.
10.10              Partnership Agreement between the Registrant and CentreCom,
                   Incorporated, dated November 20, 1999. Incorporated by
                   reference to Exhibit 10.10 of Registrant's Registration
                   Statement on Form 10-SB, filed with the SEC on August 2,
                   2000, and as finally amended on December 21, 2000. This
                   exhibit is located in Registrant's Amendment No. 2 to the
                   Registration Statement on Form 10-SB, filed on November 15,
                   2000.
10.11              Memorandum of Understanding between the Registrant and
                   Arelnet Ltd., dated March 23, 2001. Filed herewith.
                   (Portions omitted pursuant to Registrant's request for
                   confidential treatment, filed with the SEC.)
21                 Subsidiaries of the Registrant. Filed herewith.

(b)      Reports on Form 8-K

         Registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                 SIGNATURE PAGE

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

TEK DigiTel Corporation
(Registrant)


DATE: March 26, 2001                     By: /s/ Enghe Chimood
                                            ----------------------
                                            Enghe Chimood
                                            Chief Executive Officer and
                                            Co-Chairman of the Board

DATE: March 26, 2001                     By: /s/ Thomas Yang
                                            ----------------------
                                            Thomas Yang,
                                            Chief Operating Officer and
                                            Co-Chairman of the Board

DATE: March 26, 2001                     By: /s/ Ke-ou Chao
                                            ---------------------
                                            Ke-ou Chao
                                            Chief Technical Officer and Director