Form 10QSB
period 2001-03-31
TEK DIGITEL CORP
filed 2001-05-15
CIK 1069231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB

 (MARK ONE)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                        COMMISSION FILE NUMBER 000-31213

                                TEK DIGITEL, INC.
                                -----------------
           (Name of small business issuer as specified in its charter)

            WYOMING                                              84-1465503
            -------                                              ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                                     ADDRESS
                         20030 CENTURY BLVD., SUITE 201
                           GERMANTOWN, MARYLAND 20036
                    (Address of principal executive offices)

                                 (301) 916-7600
                           (Issuer's telephone number)

                              --------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

As of March 31, 2001, 24,954,500 shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  |_| Yes  |X| No

                                TEK DIGITEL, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...............2

                  Consolidated Statement of Operations for the Three Months Ended
                      March 31, 2001 and 2000..........................................................3

                  Consolidated Statement of Cash Flows for the Three Months Ended
                         March 31, 2001 and 2000.......................................................4

                  Notes to Consolidated Financial Statements...........................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................7



PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...................................................................13

Item 2.           Changes in Securities and Use of Proceeds...........................................13

Item 3.           Defaults Upon Senior Securities.....................................................13

Item 4.           Submission of Matters to a Vote of Security Holders.................................13

Item 5.           Other Information...................................................................13

Item 6.           Exhibits and Reports on Form 8-K....................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          TEK DIGITEL CORPORATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                     December 31,        March 31,
                                                                                                        2000                2001
                                                                                                     -----------        -----------
Assets

Cash                                                                                                 $   885,297        $   377,513
Accounts receivable, net                                                                                  42,032            600,659
Inventory                                                                                                508,118            488,165
Prepaid expenses and other current assets                                                                 88,417             81,684
                                                                                                     -----------        -----------
                  Total Current Assets                                                                 1,523,864          1,548,021
Property and equipment, net                                                                               93,361             94,541
Other assets                                                                                             144,783            132,279
                                                                                                     -----------        -----------
                                                                                                     $ 1,762,008        $ 1,774,841
                                                                                                     ===========        ===========

Liabilities and Stockholders' Equity

Accounts payable                                                                                     $   352,154        $   740,551
Accrued expenses                                                                                         239,440            360,260
Unearned revenue                                                                                          92,229             23,125
                                                                                                     -----------        -----------
Total Current Liabilities                                                                                683,823          1,123,936
                                                                                                     -----------        -----------
Commitments and Contingencies                                                                                 --                 --

Stockholders' Equity:
Preferred Stock, no par value, 20,000,000 shares authorized, of which 2,100,000 has been designated as convertible Series A voting preferred stock. At both December 31, 2000 and March 31, 2001, 2,066,667 shares of
   convertible Series A voting preferred stock were issued and outstanding                               435,798            435,798
Common stock no par value, 50,000,000 shares authorized, 24,956,500
   shares issued and outstanding at December 31, 2000 and March 31, 2001.                              6,908,788          6,986,528
Other - stock options                                                                                    715,583            715,583
Deferred compensation                                                                                   (145,557)          (117,840)
Accumulated deficit                                                                                   (6,836,427)        (7,369,164)
                                                                                                     -----------        -----------
Total Stockholders' Equity                                                                             1,078,185            650,905
                                                                                                     -----------        -----------
                                                                                                     $ 1,762,008        $ 1,774,841
                                                                                                     ===========        ===========

See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                             2000                          2001
                                                                                         ------------                  ------------
Product sales revenue                                                                    $    150,720                  $  1,077,544

Operating expenses:
     Cost of sales                                                                            103,555                       831,880
     Sales and marketing                                                                      146,758                       182,214
     General and administrative                                                               372,333                       266,649
     Research and development                                                                 289,556                       338,953
                                                                                         ------------                  ------------
          Total operating expenses                                                            912,202                     1,619,696
                                                                                         ------------                  ------------

Loss from operations                                                                         (761,481)                     (542,152)

Other income                                                                                       --                         9,415
                                                                                         ------------                  ------------

Net loss                                                                                 $   (761,481)                 $   (532,737)
                                                                                         ============                  ============

Net loss per share:
     Basic and diluted                                                                   $      (0.05)                 $      (0.02)
                                                                                         ============                  ============

     Weighted average common shares
         Outstanding                                                                       14,528,305                    24,956,500
                                                                                         ============                  ============

See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                   Three Months Ended March 31,
                                                                                               ------------------------------------
                                                                                                  2000                     2001
                                                                                               -----------              -----------
Cash Flows From Operating Activities
Net loss                                                                                       $  (761,482)             $  (532,737)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
   Depreciation                                                                                      9,911                    9,699
   Amortization of deferred compensation                                                            43,921                   27,717
   Donated services from a shareholder                                                                  --                   77,740
   Changes in operating assets and liabilities
        Increase in accounts receivables                                                           (73,004)                (558,627)
        Decrease in inventory                                                                       34,188                   19,953
        Decrease in prepaids and other current assets                                               16,003                    6,733
        Decrease in other assets                                                                    15,400                   12,504
        (Decrease) increase in accounts payable                                                    (33,889)                 388,397
        Increase in accrued expenses                                                                 4,410                  120,820
        Decrease in unearned revenue                                                               (17,900)                 (69,104)
                                                                                               -----------              -----------

Net cash used in operating activities                                                             (762,442)                (496,905)
                                                                                               -----------              -----------

Cash Flows From Investing Activities

Purchases of property and equipment                                                                (24,838)                 (10,879)
                                                                                               -----------              -----------

Cash Flows From Financing Activities

Proceeds from the exercise of stock purchase
    Warrants                                                                                     1,000,000                       --
Proceeds from exercise of stock options                                                                500                       --
                                                                                               -----------              -----------

Net cash provided by financing activities                                                        1,000,500                       --
                                                                                               -----------              -----------

Net change in cash and cash equivalents                                                            213,220                 (507,784)
Cash at beginning of period                                                                        477,682                  885,297
                                                                                               -----------              -----------
Cash at end of period                                                                          $   690,902              $   377,513
                                                                                               ===========              ===========


See accompanying notes to the consolidated financial statements.

TEK DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Unaudited)


1 - BASIS OF PRESENTATION

Tek DigiTel Corporation, Inc. (the "Company") is a state-of-the-art technology company that develops and manufactures internet access devices used by service providers to offer integrated voice/data services to the small and medium business and SOHO marketplaces. In addition, the Company has developed the software and services necessary to help them deploy and manage these devises and offer sophisticated voice services to their customers.

The Company was formed as ATC Group LLC in December 1995. In July 1998, the Company merged with and into ATC Group Inc. a wholly owned subsidiary of Diversified Technologies, Inc. (Diversified). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ATC Group, Inc (ATC Inc.). Intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of the Company's management, the interim consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim consolidated financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements included with the Company's filing on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2001. The interim operating results are not necessarily indicative of the operating results for the full fiscal year.

As shown in the accompanying financial statements, the Company has incurred operating losses since its inception, and has accumulated a deficit of $7,369,164 at March 31, 2001. The Company's continued existence is dependent upon its ability to develop profitable operations, successfully market and sell itsproducts and obtain additional financing to fund future operations. Management is currently attempting to secure a line of credit from a bank, working capital advance from one of its business partners and additional equity investments. Management believes that if any of its attempts are successful, the proceeds from these transactions would enable the Company to continue as a going concern through December 31, 2001.

2. - INVENTORY

Inventories are stated at the lower of market, or cost, utilizing the first-in, first-out method. At March 31, 2001 and December 31, 2000 inventory consisted of the following.

                                                      2001                2000
                                                    --------            --------
Raw Materials                                       $294,304            $163,514
Work in process                                       28,638             213,300
Finished goods                                       165,223             131,304
                                                    --------            --------

                                                    $488,165            $508,118
                                                    --------            --------

3. - RELATED PARTY TRANSACTION

During the three months ended March 31, 2001, a shareholder of the Company provided iGATE assembly services at no cost to the Company. The fair market value of such services was approximately $77,000, which has been recorded as a shareholder contribution in the accompanying financial statements.

4. - MAJOR CUSTOMER

During the three months ended March 31, 2001, 87% of our product sales were made to a single customer. At March 31, 2001, 93% of our accounts receivable was due from this customer.

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

On the following pages we present management's discussion and analysis of financial condition and results of operations. You should read this information in conjunction with our consolidated financial statements and notes included in the Form 10-KSB. The following financial review is presented on a consolidated basis and is intended to provide a comparison of our financial performance for the three-month periods ended March 31, 2001 and 2000.

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

We have a limited operating history on which to base an evaluation of our business and prospects. Similar to other companies in their early stages of development, and particularly for companies in the rapidly evolving technology industry, our prospects must be considered in light of the risks frequently encountered. We set forth what we believe to be the risks in the "Factors That May Affect Future Results" section included in our Management Discussion and Analysis of Financial Condition and Result of Operations of our Form 10-KSB we filed with the Commission on March 29, 2001, to which the reader is referred. To address these risks, we must, among other things, successfully continue to develop and execute our business and marketing plan, continue to expand and otherwise improve our products, and increase our operating infrastructure. We can provide no assurances that we will be successful in addressing the risks we face, and the failure to do so could prevent us from being a profitable operation.

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

January 2001               Introduced a new version of V-Server product, the iPRO, which is equipped with four voice ports.

January 2001               Formed a strategic alliance with Formosa Industrial Computing to work together in the development of an advanced IP phone.

January 2001               We received a new purchase order for 3,200 iGATES/iPROs from Arelnet.  As of the end of March 2001, we have delivered approximately 2,000 of these units, and anticipate delivering the remaining 1,200 units during the third quarter of 2001.

February 2001              Began beta testing of TEKVPN by Formosa Industrial Computing, our"turn key" voice VPN solution.

March 2001                 Successfully completed beta testing of the iPRO and began production and delivery of the iPRO to the customers.

April 2001                 Arelnet placed an order for 500 iGATES.

May 2001                   Received an order for 500 iPROs from IPFon of Taiwan.

We have incurred net operating losses in each fiscal quarter since our inception; and, we expect to incur additional losses for the foreseeable future, primarily as a result of our building the corporate infrastructure necessary for continued product development and enhancement, for increased sales and marketing efforts and for research activities. As of March 31, 2001, we had accumulated a deficit of approximately $7,369,000.

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

We believe that our current dependency on a few customers is due to the recent introduction of our V-Server products to market. We are planning to restructure and expand our direct sales force and develop an indirect sales channel, targeting value-added resellers ("VARs") and original equipment manufacturers ("OEMs"). We also plan to continue to expand our global distribution channels. We currently have strategic alliances with Arelnet, Centrecom, ePHONE, DialDigital and Centrepoint Technologies; and, we plan to pursue additional relationships with other companies in the future.

The market for our products and solutions is in the early stages of development and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements, intense competition created by more established industry participants and frequent new product introductions and enhancements. As is typical in the case of new and rapidly emerging technologies, demand and market acceptance are subject to a high level of uncertainty. Broad acceptance of our products by customers and end-users is critical to our success and ability to generate revenues.

RECENT DEVELOPMENTS

On March 23, 2001, we signed a non-binding Memorandum of Agreement with Arelnet to enter into an OEM arrangement whereby Arelnet may purchase up to 150,000 units of our V-Server products at a predetermined fixed price per unit. As an incentive for Arelnet to purchase our V-Server products, the agreement also grants Arelnet warrants to purchase the Company's common stock based on performance milestone as follows:


 Number of Units                 Number of Warrants             Warrant Price
-----------------                ------------------             -------------

First 5,000 units                1.6 Million shares                $0.70
Next 10,000 units                1.6 Million shares                $0.90
Next 15,000 units                1.6 Million shares                $1.10
Next 20,000 units                2.0 Million shares                $1.20
Next 25,000 units                1.6 Million shares                $1.30
Next 25,000 units                1.6 Million shares                $1.40
Next 50,000 units                2.0 Million shares                $1.50


During the three months ended March 31, 2001, the first prototype of the PBX version of the OfficeBuilder product, a co-development with Centrepoint Technologies, is currently being tested in a lab setting, and we anticipate this product will be field beta tested in the second quarter of 2001.

In January 2001, we started working jointly with Formosa Industrial Computing
(FIC) Corporation, a technology company in Taiwan, to develop an advanced IP phone system (iPOTS). The iPOTS is a stand-alone Internet accessible telephone set. It has been designed to integrate voice/data devices for the small, and medium size business user and can also be connected to a single platform for both voice and data applications. The Company is responsible for the design of the software architecture and Formosa Industrial Corporation's focus is on hardware development and manufacturing. We plan to introduce iPOTS to the market by early 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared with Three Months Ended
------------------------------------------------------------------
March 31, 2000
--------------

We recorded revenues from product sales of $ 1,077,544 for the three months period ended March 31, 2001. This represented a significant increase in product sales over the period ended March 31, 2000 of $ 150,720. We have sold 2,560 units during three months ended March 31, 2001 to our customers. This represented a significant increase over the 213 units we sold during the three months ended March 31, 2000.

During the three months ended March 31, 2001, the majority of our product sales were attributable to a single customer, Arelnet. As discussed above, we are working to expand our sales and marketing efforts and our global distribution channels.

Our cost of product sales for the three months ended March 31, 2001 was $831,880 compared to $103,555 for the period ended March 31, 2000. Our cost per unit decreased during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to improvements in our manufacturing process, increase in the size of our production lots and the introduction of iPRO, which requires substantially less materials to produce. However, our gross margin decreased from 31% to 23%. The decrease in gross margin is due to an overall decrease in the per unit sale price. We are currently experiencing a lower sales price in order to satisfy our limited number of customers and in an attempt to expand our customer base. In addition, we believe that we will continue to experience cost savings from the purchase of larger quantities of component parts. In the future, we expect our gross profit margins to be approximately 30%, which is in line with typical gateway/router hardware margins. Currently, we use a local manufacturer to produce our iPRO units. We have entered into agreements with Formosa Industrial Computing to also manufacture our products in Taiwan.

Since we use contract manufacturers for the assembly of our products, the focus of our employees and equipment is not on our manufacturing process but on research and development and quality control. We have used several manufacturers in the past and believe there are many manufacturers that can assemble our products. We do not have any fixed or long- term agreements for the assembly of our products. The contract manufacturer charges us on a per unit basis for assembly and quality control functions, which we include in our costs of sales. We expect these charges, on a per unit basis, will continue to decrease, as size of each manufacturing batch we have assembled increases.

Our sales and marketing expenses for the three months ended March 31, 2001 and 2000 were $182,214 and $146,758, respectively. During late 2000, we closed our sales and marketing location in Canada. This included the termination of our consultants and employees in Canada and we relocated our sales and marketing function to our corporate headquarters in Germantown, Maryland. We believe that, by reorganizing our sales and marketing function and co-locating it in our corporate offices, we will improve communications between our executives and our sales and marketing personnel, improve sales of our products, and reduce travel and other related expenses that we had incurred due to the geographic distances. The increase in sales and marketing expenses during the three months ended March 31, 2001 is due to the write off of demo units supplied to current and potential customers who have exceeded the grace period of 90 days at which point the units must be returned or paid for.

Our general and administrative expenses for the three months ended March 31, 2001 and 2000 were $266,649 and $372,333, respectively. The decrease in general and administrative expenses during 2001 was due to the higher costs during 2000 related to legal and accounting fees incurred in preparation of our Form 10-SB. We expect overall, that our general and administrative costs will stay consistent with the period ended March 31, 2001 throughout 2001.

Our research and development expenses for the three months ended March 31, 2001 and 2000 were $338,953 and $289,556, respectively. We are continuing to expend development efforts on our V-Server products. In early 2001, we completed our four-port iPRO and sold approximately 1800 iPRO units to one of our customers. We anticipate that research and development expenses will increase in future periods as we expand our existing research and development efforts in order to further enhance our existing products and develop new products.

We did not make any provision for federal or state income taxes for the period from our inception due to our operating losses. At March 31, 2001 and 2000, we had net operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have primarily financed our operations through the sales of equity securities in private placements; and, since that date through March 31, 2001, we have raised approximately $8,200,000. As of March 31, 2001, we had $377,513 in cash. We currently have no bank loans or any available lines of credit for our use but are negotiating to establish a line of credit.

Net cash used in operating activities during the three months ended March 31, 2001 and 2000 was $496,905 and $762,442, respectively. The net cash used in operating activities was related to our expansion and funding of our research and development and sales and marketing activities as well as our corporate infrastructure.

Net cash used in investing activities during the periods ended March 31, 2001 and 2000 was $10,879 and $24,838, respectively, for the purchase of computer and test equipment and office furniture.

We did not generate any cash from financing activities during the period ended March 31, 2001. During the period ended March 31, 2000, we received $1,000,000 from exercise of stock purchase warrants and $500 from exercise of stock options by employees for the purchase of 5,000 shares of common stock.

We have no material commitments other than those under office and equipment operating leases. As a result of the expansion of our research and development and sales and marketing activities, capital expenditures may increase in future periods primarily due to the purchase of computer and test related equipment. We anticipate that, based on our present plans and assumptions, our current cash balances plus potential external financing as described previously will be sufficient to enable us to sustain our current and planned operations to the end of this fiscal year . If our estimates or assumptions prove to be incorrect, we may require additional capita sooner. Additional funding, whether obtained through public or private debt or equity financing or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us. Failure to secure additional financing, if and when needed, may have a material adverse effect on our business, financial condition and results of operations.

We are currently generating positive cash flow from the sale of our iPRO products before overhead allocation. As we expand our sales and marketing efforts to sell our V-Server family of products and services, we have begun to generate additional revenues and believe that our revenues will continue to increase as we implement our business plan.

We will, until we become financially self-sufficient, need to moderate our activities to fit the funds we have available. We anticipate that we will need to obtain additional financing during 2001, either in the form of stock sales or debt in order to fund all of our equipment purchases and operating capital requirements for at least the remainder of the year.

We currently lease, and plan to continue to lease, all facilities. During remainder of 2001, we anticipate that our significant capital expenditure will be approximately $20,000 for laboratory and diagnostic equipmentand $100,000 for prototypes of our products under development.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings - None.

Item 2.  Changes in securities and use of proceeds - None.

Item 3.  Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders - None.

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

A.       Exhibits

         None

B.       Reports on Form 8-K:

         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEK DigiTel Corporation
 (Registrant)


By:     /s/ Enghe Chimood                                  Date:  March 15, 2001
        -----------------------------------
        Enghe Chimood, President
        and Chief Executive Officer