Form 10QSB
period 2001-06-30
TEK DIGITEL CORP
filed 2001-08-14
CIK 1069231

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

 (MARK ONE)
       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


       |_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                        Commission File Number 000-31213


                             TEK DIGITEL CORPORATION
                          ---------------------------
           (Name of small business issuer as specified in its charter)

              WYOMING                                         84-1465503
              -------                                         ----------
  (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                          Identification No.)

                                     ADDRESS
                         20030 CENTURY BLVD., SUITE 201
                           GERMANTOWN, MARYLAND 20036
                           --------------------------
                    (Address of principal executive offices)

                                 (301) 916-7600
                           (Issuer's telephone number)

                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No


As of July 31, 2001, 25,210,028 shares of Common Stock were issued and outstanding.

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

                  Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000................2

                  Consolidated Statement of Operations for the Three and Six Months Ended

                      June 30, 2001 and 2000...........................................................3

                  Consolidated Statement of Cash Flows for the Six Months Ended

                         June 30, 2001 and 2000........................................................4

                  Notes to Consolidated Financial Statements...........................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................8


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings...................................................................14

Item 2.           Changes in Securities and Use of Proceeds...........................................14

Item 3.           Defaults Upon Senior Securities.....................................................14

Item 4.           Submission of Matters to a Vote of Security Holders.................................14

Item 5.           Other Information...................................................................14

Item 6.           Exhibits and Reports on Form 8-K....................................................14


PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                             TEK DIGITEL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                             December 31,           June 30,
                                                                                 2000                 2001
                                                                                 ----                 ----

Assets

Cash                                                                    $           885,297  $           548,102
Accounts receivable, net                                                             42,032               37,915
Inventory                                                                           508,118              442,674
Prepaid expenses and other current assets                                            88,417               46,250
                                                                           -----------------    -----------------
                  Total Current Assets                                            1,523,864            1,074,941
Property and equipment, net                                                          93,361               84,844
Other assets                                                                        144,783              121,151
                                                                           -----------------    -----------------
                                                                        $         1,762,008  $         1,280,936
                                                                           =================    =================

Liabilities and Stockholders' Equity

Accounts payable                                                        $           352,154  $           480,174
Accrued expenses                                                                    239,440              335,111
Note payable                                                                              -              500,000
Unearned revenue                                                                     92,229               18,668
                                                                           -----------------    -----------------
Total Current Liabilities                                                           683,823            1,333,953
                                                                           -----------------    -----------------
Commitments and Contingencies                                                             -                    -
Stockholders' Equity:
Preferred Stock, no par value, 20,000,000 shares
   authorized, of which 2,100,000 has been designated
   as convertible Series A voting preferred stock, of
   which 2,066,667 and 2,023,579 shares, were issued and
   outstanding    at December 31, 2000 and June 30, 2001, respectively.             435,798              426,712
Common stock no par value, 50,000,000 shares authorized, 25,215,128 and 25,210,586 shares issued and outstanding at December 31, 2000
   and June30, 2001, respectively.                                                6,908,788            6,995,614
Other - stock options                                                               715,583              715,583
Deferred compensation                                                             (145,557)             (90,123)
Accumulated deficit                                                             (6,836,427)          (8,100,803)
                                                                           -----------------    -----------------
Total Stockholders' Equity                                                        1,078,185             (53,017)
                                                                           -----------------    -----------------
                                                                        $         1,762,008  $         1,280,936
                                                                           =================    =================

See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                  For the three months ended                 For the six months ended
                                                           June 30,                                  June 30,
                                                    2000                 2001                  2000                2001
                                                    ----                 ----                  ----                ----

Product sales revenue                      $            45,270  $           157,078  $           195,990   $        1,234,622

Operating expenses:
     Cost of sales                                      49,915              136,781              153,470              968,661
     Sales and marketing                               313,452              100,111              460,210              282,325
     General and administrative                        274,315              381,810              646,648              648,459
     Research and development                          351,614              274,757              641,170              613,710
                                               ----------------     ----------------      ---------------     ----------------
          Total operating expenses                     989,296              893,459            1,901,498            2,513,155
                                               ----------------     ----------------      ---------------     ----------------

Loss from operations                                 (944,026)              736,381          (1,705,508)          (1,278,533)

Other income                                            17,560                4,742               17,560               14,157
                                               ----------------     ----------------      ---------------     ----------------
Net loss                                   $         (926,466)  $         (731,639)  $       (1,687,948)   $      (1,264,376)
                                               ================     ================      ===============     ================
Net loss per share:
     Basic and diluted                     $            (0.04)  $            (0.03)  $            (0.08)   $           (0.05)
                                               ================     ================      ===============     ================

Weighted average common shares used in
calculation of net loss per share                  20,864,308           25,085,764            20,864,308          25,021,132
                                               ================     ================      ===============     ================


See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                   Six Months Ended June 30,
                                                                      2000              2001
                                                                      ----              ----

Cash Flows From Operating Activities
Net loss                                                      $     (1,687,948)  $    (1,264,376)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
   Depreciation                                                          17,936            19,396
   Amortization of deferred compensation                                 87,844            55,434
   Donated services from a shareholder                                        -            77,740
   Changes in operating assets and liabilities
        (Decrease) in accounts receivables                             (44,034)             4,117
        Decrease in inventory                                             5,623            65,444
        Decrease in prepaid and other
             Current assets                                              47,644            42,167
        Decrease in other assets                                       (30,949)            23,632
        (Decrease) increase in accounts payable                          32,650           128,020
        Increase in accrued expenses                                     66,854            95,671
        Decrease in unearned revenue                                   (27,103)          (73,561)
                                                                 ---------------    --------------

Net cash used in operating activities                               (1,531,483)         (826,316)
                                                                 ---------------    --------------

Cash Flows From Investing Activities
Purchases of property and equipment                                    (45,611)          (10,879)
                                                                 ---------------    --------------

Cash Flows From Financing Activities
Proceed from note payable                                                     -           500,000
Proceeds from the exercise of stock purchase
    Warrants                                                          2,200,000                 -
Proceeds from exercise of stock options                                     500                 -
                                                                 ---------------    --------------

Net cash provided by financing activities                             2,200,500           500,000
                                                                 ---------------    --------------

Net change in cash                                                      623,406         (337,195)
Cash at beginning of period                                             477,682           885,297
                                                                 ---------------    --------------
Cash at end of period                                            $    1,101,088     $     548,102
                                                                 ===============    ==============


See accompanying notes to the consolidated financial statements.

TEK DIGITEL CORPORATION
Notes to Consolidated Financial Statements
JUNE 30, 2001
(Unaudited)


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

As shown in the accompanying financial statements, the Company has incurred operating losses since its inception, and has accumulated a deficit of $8,100,803 at June 30, 2001. The Company's continued existence is dependent upon its ability to develop profitable operations, successfully introduce its products to market and obtain additional financing to fund its current and future operations. Although during the fiscal quarter ended June 30, 2001, management received $500,000 of financing in the form of a promissory note, the Company still needs additional financing to support its current and future operations. Management has been aggressively in search of additional financing from current and potential investors and business partners. Management believes that if its current attempts to secure additional financing are not successful, the Company may not be able to continue as a going concern through December 31, 2001.

2. - INVENTORY

Inventories are stated at the lower of cost, utilizing the first-in, first-out method, or market. At June 30, 2001 and December 31, 2000 inventory consisted of the following.

                                          2000               2001
                                          ----               ----

Raw Materials                             $163,514        $263,139
Work in process                            213,300           4,000
Finished goods                             131,304         175,535
                                          --------        --------
                                          $508,118        $442,674
                                          --------        --------

3. - NOTE PAYBLE

During the quarter ended June 30, 2001, the Company secured a promissory note providing proceeds of $500,000. The note bears interest of 6% per annum and unpaid principal and accrued interest are due on November 30, 2001. At the option of the lender, on or after October 1, 2001, the outstanding principal balance plus unpaid accrued interest may be converted into the Company's common stock at a conversion price of $0.33 per share.

4. - PREFERRED STOCK

As of June 30, 2001, the Company achieved the second milestone set forth in the written agreement by and among the Company and its preferred stockholders, dated April 24, 2000. Pursuant to that same agreement, the preferred stockholders now have the right to convert up to 50% of their preferred stock into common stock. Each preferred share is convertible into six shares of common stock. As of June 30, 2001, 43,088 preferred shares were converted into 258,528 common shares.

5. - EMPLOYEES' DEFERRED COMPENSATION

During the fiscal quarter ended June 30, 2001, the Company requested the employees to voluntarily defer portions of their salaries to conserve operating cashflow. The Company and its employees agreed that each of the employees' salaries would be reduced to $1000 per month with the unpaid portions deferred to a later date. The three executive officers of the Company have deferred their entire salaries until the Company's operating cashflow has improved. Should any of the employees decide to terminate their employment, the deferred portions of the salary will be paid in the form of the Company's common stock at the fair market value of the stock as of the date of termination. As of June 30, 2001, total deferred salary amounted to approximately $116,000 and is recorded in accrued salary in the accompanying financial statements.

6. - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. The Company is required to adopt SFAS 142 January 1, 2002. Management does not expect the provisions of the statements to have a material impact on the Company's results of operations or financial condition.

7. - MAJOR CUSTOMER

During the six months ended June 30, 2001, 77% of our product sales were made to a single customer. At June 30, 2001, 15 % of our accounts receivable was due from this customer .

8. - REINCORPORATION AND CHANGE IN DOMICILE

For a full description of the Company's plan to change its domicile from Wyoming to Maryland the reader should refer to the Information Statement mailed to its shareholders on June 13, 2001 and filed with the Securities and Exchange Commission on July 3, 2001.

The Company's Board of Directors, along with shareholders Tseng Yun Tsai and Glocom, Inc. own in excess of a majority of the Company's outstanding voting securities, and as of June 11, 2001, the Company's Board of Directors had received the commitment of a sufficient number and percentage of votes entitled to be cast to approve the election of directors and to change the Company's domicile from the State of Wyoming to the State of Maryland by merging the Company with and into the Company's wholly-owned subsidiary, TEK DigiTel Corporation II, a Maryland corporation. Management currently anticipates that the reincorporation will be completed by the end of the third quarter of 2001.

The Company authorized capital stock at June 30, 2001 consisted of 50,000,000 shares of common stock, no par value per share and 20,000,000 shares of preferred stock, no par value per share. As authorized by the Wyoming Business Corporation Act, by unanimous written consent on June 15, 1998, the Board of Directors established a series of preferred stock, known as Series A, Voting Convertible Preferred Stock, consisting of 2,100,000 shares, $.001 par value per share. As of June 30, 2001, 25,132,532 shares of common stock were issued and outstanding and 2,036,495 shares of Series A, Voting Convertible Preferred Stock were issued and outstanding.

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

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced losses since its inception and we expect to incur additional losses for the foreseeable future. Our auditors included a fourth paragraph in their Report of Independent Certified Public Accountants on our December 31, 2000 financial statements drawing special attention to several factors that raise doubt about our ability to continue as a going concern.

On the following pages we present management's discussion and analysis of financial condition and results of operations. You should read this information in conjunction with our consolidated financial statements and notes included in the Form 10-KSB. The following financial review is presented on a consolidated basis and is intended to provide a comparison of our financial performance for the three-months and six-month periods ended June 30, 2001 and 2000.

OVERVIEW

The Company is a Wyoming corporation with a limited operating history, We are a hardware technology equipment developer that provides integrated communication solutions for the small to medium size enterprise and small office/home marketplace. By integrating traditional PBX technology with data routing, the latest advances in VoIP technology and sophisticated Linux based server technology, we are producing Internet access devices used by the new generation of service providers to deploy integrated voice, fax and data services to their customers.

We have a limited operating history on which to base an evaluation of our business and prospects. Similar to other companies in their early stages of development, and particularly for companies in the rapidly evolving technology industry, our prospects must be considered in light of the risks frequently encountered. We set forth what we believe to be the risks in the "Factors That May Affect Future Results" section included in our Management Discussion and Analysis of Financial Condition and Result of Operations of our Form 10-KSB we filed with the Commission on March 29, 2001, to which the reader is referred. To address these risks, we must, among other things, successfully continue to develop and execute our business and marketing plan, continue to expand and otherwise improve our products, and increase our operating infrastructure. We can provide no assurances that we will be successful in addressing the risks we face, and the failure to do so could prevent us from continuing to be a going concern through December 31, 2001.

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

May 2001        Received an order for 500 iPROs from IPFon of Taiwan


We have incurred net operating losses in each period since our inception; and, we expect to incur additional losses for the foreseeable future, primarily as a result of our building the corporate infrastructure necessary for continued product development and enhancement, for increased sales and marketing efforts and for research activities. As of June 30, 2001, we had accumulated a deficit of approximately $8,101,000.

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

Since the introduction of our V-Server products to market, we have generated a significant percentage of our revenues through several of our strategic partners. We are currently highly dependent upon the sales of our products to these partners.

We believe that our current dependency on a few customers is due to the market timing of our VoIP CPE equipment as the market is still in its infancy stage. The infrastructure for the full utilization of VoIP CPE equipment has not matured yet. Currently, there are only a limited number of practical applications for VoIP CPE equipment. We are planning to restructure and expand our direct sales force and develop an indirect sales channel, targeting value added resellers ("VARs") and OEM relationships as noted above. We also plan to continue to expand our global distribution channels.

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

RECENT DEVELOPMENTS

The development of the first prototype of the OfficeBuilder product, a co-development effort with Centrepoint Technologies, was delayed during this quarter and we anticipate field beta test of the prototype during the third quarter of 2001.

In January 2001, we started working jointly with Formosa Industrial Computing
(FIC) Corporation, a technology company in Taiwan, to develop and advanced IP phone system (iPOTS). The iPOTS is a stand-alone Internet accessible telephone set. It has been designed to integrate voice/data devices for the small, and medium size business user and can also be connected to a single platform for both voice and data applications. Under this joint effort, the Company is responsible for the design of the software architecture and FIC is responsible for the hardware development and manufacturing. The product is currently undergoing integration testing and we plan to introduce the iPOTS during the last fiscal quarter of 2001.

In June 2001, the Company's Board of Director unanimously approved the reincorporation of the Company in Maryland. Management currently anticipates that reincorporation will be completed by the third quarter of 2001


RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2001 and 2000
--------------------------------------------------------

We recorded revenues from product sales of $ 1,234,622 for the six months period ended June 30, 2001. This represented a significant increase in product sales over the period ended June 30, 2000 of $ 195,990. We have sold approximately 2,780 units during the six months ended June 30, 2001 compared to 280 units sold during the six months ended June 30, 2000. Majority of the sales for the six months ended June 30, 2001 occurred during the first quarter ended March 31, 2001. We sold approximately 2,560 and 220 units during three months ended March 31, 2001 and three months ended June 30, 2001, respectively.

During the six months ended June 30, 2001, the majority of our product sales were attributable to a single customer, Arelnet. As discussed above, we are in the process of working to expand our sales and marketing efforts and our global distribution channels.

Our cost of product sales for the six months ended June 30, 2001 was $968,661 compared to $153,470 for the period ended June 30, 2000. The unit cost of product sales improved 36 % of cost saving in production. The decrease in unit cost of product sales is attributable to improvements in our manufacturing process, increase in the size of our production lots and the introduction of iPRO, which requires substantially less materials to produce. However, our gross margin remained constant at approximately 22%. While the cost of production decreased, our sales price also decreased. We are currently experiencing a lower sales price in order to satisfy our limited number of current customers and in an attempt to expand our customer base. In addition, we believe that we will continue to experience cost savings from the purchase of larger quantities of component parts. In the future, we expect our gross profit margins to be approximately 30%, which is in line with typical gateway/router hardware margins. Currently, we use a local manufacturer to produce our iPRO units. We have entered into agreements with Formosa Industrial Computing to also manufacture our products in Taiwan. The gross margin for the three months ended June 30, 2001 was consistent with the six month average ending June 30, 2001. However, the gross margin for the three months ended June 30, 2000 reflected negative margin due to excess costs incurred during the period for product modification.

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

Our sales and marketing expenses for the six months ended June 30, 2001 and 2000 were $282,325 and $460,210, respectively, and $100,111 and $313,452, respectively, for the three months ended June 30, 2001 and 2000. During late 2000, we closed our sales and marketing location in Canada. This included the termination of our consultants and employees in Canada and we relocated our sales and marketing function to our corporate headquarters in Germantown, Maryland, which contributed to significant savings. We believe that, by reorganizing our sales and marketing function and co-locating it in our corporate offices, we have improved communications between our executives and our sales and marketing personnel, improved sales of our products, and reduced travel and other related expenses that we had incurred due to the geographic distances. The decrease in sales and marketing expenses was partially offset by an increase in the same resulting from the write off of demo units supplied to current and potential customers who have exceeded the grace period of 90 days at which point the units must be returned or paid for. Decrease in sales and marketing expense for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was also the result of the termination of our consultants and employees in Canada.

Our general and administrative expenses for the six months ended June 30, 2001 remained constant from the six months ended June 30, 2000 at approximately $650,000. While general and administrative expenses contained higher legal and accounting fees associated with the refilling with the SEC of our form 10-QSB during the six months ended June 30, 2000, the balance for the six months ended June 30, 2001 contained higher salary expense due to the higher number of employees. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, general and administrative expense increased from $274,315 to $381,810. The increase was due to higher number of employees during the three months ended June 30, 2001. The majority of the legal and accounting fees for the six months ended June 30, 2000 was incurred during the first quarter.

As discussed in Note 5, during the quarter ended June 30, 2001, the Company requested its employees to voluntarily defer portions of their salaries to conserve operating cashflow. The Company and its employees agreed that each of the employees' salaries would be reduced to $1000 per month with the unpaid portions deferred to a later date.

Our research and development expenses for the six months ended June 30, 2001 and 2000 were $613,710 and 641,170, respectively and $274,757 and $351,614 for the three months ended June 30, 2001 and 2000. The decreases were due to cost savings measures taken by the Company.

We did not make any provision for federal or state income taxes for the period from our inception due to our operating losses. At June 30, 2001 and 2000, we had net operating loss carry forward for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have primarily financed our operations through the sales of equity securities in private placements; and, since that date through June 30, 2001, we have raised approximately $8,700,000. We received $500,000 from Brilliant World Ltd. during the second quarter of 2001 in the form of a promissory note. As of June 30, 2001, we had $548,102 in cash. We are currently aggressively seeking additional financing to support our current and future operations.

Net cash used in operating activities during the six months ended June 30, 2001 and 2000 were $826,216 and $1,531,483, respectively. The improvement in the net cash used in operating activities was due to the increase in revenue during the six months ended June 30, 2001 and the decrease in sales and marketing costs as noted above.

Net cash used in investing activities during the six months ended June 30, 2001 and 2000 was $10,879 and $45,611, respectively, for the purchase of computer and test equipment and office furniture.

We received $500,000 of cash from a promissory note during the six months ended June 30, 2001. We also received $2,200,000 from exercise of stock purchase warrants from our stockholders and $500 from exercise of stock options by employees for the purchase of 5,000 shares of common stock.

We have no material commitments other than those under office and equipment operating leases. However, until we become financially self-sufficient, we will continue to moderate our activities to fit the cash we have at hand. We will need to obtain additional financing during 2001, through sale of assets, equity or debt securities, in order to fund all of our equipment purchases and operating capital requirements for the remainder of the year.
 Additional funding, whether obtained through public or private debt or equity financing or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us. Failure to secure additional financing, if and when needed, may have a material adverse effect on our business, financial condition and results of operations.

We currently lease, and plan to continue to lease, all facilities. During remainder of 2001, we anticipate that our significant capital expenditure will be approximately $20,000 for laboratory and diagnostic equipment and $100,000 for prototypes of our products under development.

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

TEK Digitel Corporation
 (Registrant)


By:        /s/ Enghe Chimood                             Date:  August 14, 2001
           -----------------------------------
           Enghe Chimood, President
           and Chief Executive Officer